Form 10-Q
period 2012-07-31
Media Mechanics, Inc.
filed 2012-09-19
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-180611

Media Mechanics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Western Battery Rd., Suite 160 Toronto, ON, Canada	M6K 3S2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (647) 476-4439

Not applicable.
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 18, 2012 there were 7,500,000 shares of Common Stock, par value $0.001 per share, outstanding.

MEDIA MECHANICS, INC.
QUARTERLY REPORT ON FORM 10-Q
JULY 31, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Act in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Media Mechanics, Inc.  “SEC” refers to the Securities and Exchange Commission.

Media Mechanics, Inc.
(A Development Stage Company)
July 31, 2012

Index

Balance Sheets as of July 31, 2012 and January 31, 2012-(Unaudited)	F–1

Statement of Operations and Comprehensive Income (loss) for the three and six months ended July 31, 2012 and 2011, and from January 6, 2011 (Inception) to July 31, 2012- (Unaudited)	F–2

Statement of Cash Flows for the six months ended July 31, 2012 and 2011, and from January 6, 2011 (Inception) to July 31, 2012- (Unaudited)	F–3

Notes to the Financial Statements- (Unaudited)	F–4

Media Mechanics, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS	July 31, 2012	January 31, 2012

Current Assets

Cash	$86,559	$82,133
Accounts Receivable	3,188	389

Total Current Assets	$89,747	$82,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Income Tax Payable	$3,640	$1,847
Accrued Liabilities	5,890	-
Deferred Revenue	-	1,246
Due to related parties	1,112	1,112

Total Current Liabilities	10,642	4,205

Stockholders’ Equity

Preferred stock Authorized: 100,000,000 shares, par value $0.001	-	-
No shares issued and outstanding
Common stock Authorized: 200,000,000 shares, par value $0.001 7,500,000 and 0 shares issued and outstanding , respectively	7,500	7,500

Additional paid-in capital	67,500	67,500

Accumulated other comprehensive loss	(99)	(166)

Accumulated earnings during the Development stage	4,204	3,483

Total Stockholders’ Equity	79,105	78,317

Total Liabilities and Stockholders’ Equity	$89,747	$82,522

(The accompanying notes are integral part of these unaudited financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Operations and Comprehensive Income (loss)
(Unaudited)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	January 6, 2011 (Inception) to July 31, 2012
Revenue	$4,738	$554	$10,269	$554	$24,201

Expenses

General and administrative	4,776	38	7,755	381	16,357

Net Income (loss) Before Provision for Income Taxes	(38)	516	2,514	173	7,844

Provision for Income Taxes	(881)	-	(1,793)	-	(3,640)

Net Income (loss)	(919)	516	721	173	4,204

Comprehensive Income:
Net income (loss)	(919)	516	721	173	4,204
Other comprehensive income (loss)
Foreign currency translation adjustments	(165)	11	67	11	(99)
Comprehensive income (loss)	$1,084	$527	$788	$184	$4,105

Net Income Per Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding	7,500,000	3,130,435	7,500,000	1,398,058

(The accompanying notes are integral part of these unaudited financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	Period from January 6, 2011 (Date of Inception) to July 31, 2012

Operating Activities

Net income (loss)	$721	$173	$4,204

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(2,799)	-	(3,188)
Income tax payable	1,793	-	3,640
Accrued liabilities	5,890	-	5,890
Amount due to related parties	-	325	1,112
Deferred revenue	(1,246)	48	-

Net Cash Provided By Operating Activities	4,359	546	11,658

Financing Activities

Proceeds from issuance of common stock	-	60,000	75,000

Net Cash Provided by Financing Activities	-	60,000	75,000

Effect of Exchange Rate Changes	67	11	(99)
Net Increase in Cash	4,426	60,557	86,559

Cash, Beginning of Period	82,133	-	-

Cash, End of Period	$86,559	$60,557	$86,559

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

(The accompanying notes are integral part of these unaudited financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.     Nature of Operations, Continuance of Business and Basis of Presentation

Media Mechanics, Inc. (the “Company”) was incorporated in the state of Nevada on January 6, 2011.  The Company has been in the Development stage since inception.

Basis of Presentation
These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is January 31. The accompanying unaudited interim financial statements of Media Mechanics, Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form S-1/A1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2012, as reported in Form S-1/A1, have been omitted.

2.     Related Party Transactions

From time to time the Company borrows money from its directors. For the period ended July 31, 2012 and January 31, 2012, the total amount due to related parties is $1,112, respectively. These advances are made by the President and CEO, Matthew Zipchen, and bear no interest and are due on demand.

3.     Common Stock

a)	On June 13, 2011, the Company issued 6,000,000 common shares at $0.01 per share for proceeds of $60,000.

b)	On December 15, 2011 the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were incorporated in the State of Nevada as a for-profit Company on January 6, 2011 and established a fiscal year end of January 31. We are a development-stage Company that offers search engine optimization (“SEO”) services for Internet websites.  Our URL is theseomechanic.com. We offer consulting services in the area of SEO as part of a comprehensive strategy designed to maximize a website’s ranking in Internet search engines.

As part of our SEO services, we offer customized packages tailored to the specific needs of individual clients, which include auditing a client’s website and developing a plan to maximize the website’s ranking in Internet search engines and some combination of: changes to the way the website is structured; modification of the website’s content; search engine registration strategies; development of additional content and increasing the number of back links to the website.  We also provide content building services include: consulting on how to modify any existing content on a website, which may include modifications to the website architecture, product descriptions, category pages (in the case of online retailers), site policies, the method by which customer service e-mails are handled, shopping guides, landing pages, promotions and other supporting content on the website.  Finally, we assist in the production of content regarding clients’ websites to be posted on other sites.

The Company competes with other optimization services on the Internet today, but aims to develop software which will allow it to become more user-friendly and comprehensive. We aim to provide our services on a web-based interface for a monthly fee, which we believe will provide both the client and our company several advantages including a closer, ongoing relationship with the client, the immediate availability of updates to our software and services to the clients, the ability to upsell clients on other services we plan to offer, as well as various other advantages of a more direct and continued relationship between the client and SEO service provider.

Plan of Operations

Over the 12 month period from the completion of our initial offering of our common stock to investors, if we have raised enough funds, we intend to design, launch and market our software. Management believes that selling 50% of the proposed offering should constitute sufficient funds to set this aspect of the business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company.

Offered Units Sold	Offering Proceeds	Approximate Offering Expenses (1)	Total Net Offering Proceeds	Principal Uses of Net Proceeds
12,500,000 Units (25%)	$125,000	$50,000	$75,000	Professional Fees Working Capital Software Development Marketing	$ $ $ $	50,000 2,000 20,000 3,000
25,000,000 Units (50%)	$250,000	$50,000	$200,000	Professional Fees Working Capital Software Development Marketing	$ $ $ $	50,000 20,000 120,000 10,000
37,500,000 Units (75%)	$375,000	$50,000	$325,000	Professional Fees Working Capital Software Development Marketing	$ $ $ $	50,000 35,000 200,000 40,000
50,000,000 Units (maximum)	$500,000	$50,000	$450,000	Professional Fees Working Capital Software Development Marketing	$ $ $ $	50,000 80,000 250,000 70,000

Within 90 days of the completion of our offering, the Company intends to begin its hiring of software developers. We then plan to develop a specification list for features of the software.  We intend to post this on sites like www.odesk.com and solicit bids for the development of the software.  We intend to review the various bids we expect to receive and select a developer within 90 days of completing this offering.

We do not know whether the software developer we ultimately select will also offer front end graphic design services for the web interface or if we will choose to use the same firm to develop both aspects of the software. These aspects require different types of expertise.  We may need to hire a separate web development and graphics design firm to complete the look and feel of the web interface.  During the course of the software’s development we will strive to optimize the site for registration in the search engines.

Based on our initial research, we believe development of the software to take between 4 – 6 months. During the development of the software, we will plan our marketing and sales strategy.  If we sell 50% of the proposed offering, we will likely hire a part-time software development manager to maintain and develop our software.  If we sell 75% of the proposed offering, we will likely hire a part-time software development manager and a part-time sales representative to solicit clients for our software and maintain customer relations.  If we sell the entire proposed offering, we will likely hire a full-time software development manager and a full-time sales representative.

We plan to spend the remainder of the 12 months after this offering focused on marketing our software. We will register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

If we are unable to complete any phase of our software development or marketing efforts because we do not have enough resources, we believe that we will have to cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our software development plan would be difficult. As such, if we cannot secure additional proceeds we may have to cease marketing our software which may negatively affect investors’ investment.

Results of Operation for the Three and Six Months Ended July 31, 2012 As Compared to the Three and Six Months Ended July 31, 2011

Revenues.  Revenues for the three and six month periods ended July 31, 2012 were $4,738 and $10,269, respectively, as compared with $554 and $554 for the three and six month periods, respectively, ended July 31, 2011.

Operating Expenses.  Operating expenses for the three and six month periods ended July 31, 2012 were $4,776 and $7,755, as compared with $38 and $481 for the three and six month periods, respectively, ended July 31, 2011.

Net Profit (Loss).  Our net profit (loss) for the three and six month periods ended July 31, 2012 were $(919) and $721, as compared with $516 and $173 for the three and six month periods, respectively, ended July 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $86,559 at July 31, 2012.

In order to meet our operational goals, including developing the software for our website, we will need funds for website development costs.  If we do not develop the software, we believe that we can currently satisfy our public company reporting costs for the next twelve months with our current cash and expected revenues.

Net Cash Used in Operating Activities.  Net cash of $4,359 was used for operating activities in the six month period ended July 31, 2012, as opposed to $546 in the six month period ended July 31, 2011. From January 6, 2011 (inception) to July 31, 2012, net cash of $11,658 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $0 was provided from financing activities in the six month period ended July 31, 2012, as opposed to $60,000 in the six month period ended July 31, 2011. From January 6, 2011 (inception) to July 31, 2012, net cash of $75,000 was generated from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim financial statements and accompanying notes. Such estimates and assumptions impact, among others, the fair value of share based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Media Mechanics, Inc. is a smaller reporting company and is therefore not required to provide this information.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA MECHANICS, INC.

Date: September 19, 2012	By:	/s/ Matthew Zipchen
Matthew Zipchen, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director