Form 10-Q
period 2012-10-31
Media Mechanics, Inc.
filed 2012-12-17
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 13, 2012 there were 7,500,000 shares of Common Stock, par value $0.001 per share, outstanding.

MEDIA MECHANICS, INC.
QUARTERLY REPORT ON FORM 10-Q
OCTOBER 31, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Media Mechanics, Inc.
(A Development Stage Company)
October 31, 2012

Index

Balance Sheets as of October 31, 2012 and January 31, 2012 – (Unaudited)	F–1

Statement of Operations and Comprehensive Income (loss) for the three and nine months ended October 31, 2012 and 2011, and from January 6, 2011 (Inception) to October 31, 2012 – (Unaudited)	F–2

Statement of Cash Flows for the nine months ended October 31, 2012 and 2011 (unaudited), and from January 6, 2011 (Inception) to October 31, 2012 – (Unaudited)	F–3

Notes to the Financial Statements – (Unaudited)	F–4

Media Mechanics, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS	October 31, 2012	January 31, 2012

Current Assets
Cash	$67,861	$82,133
Accounts Receivable	1,903	389
Total Current Assets	$69,764	$82,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Income Tax Payable	$-	$1,847
Accrued Liabilities	7,605	-
Deferred Revenue	-	1,246
Due to related parties	12	1,112
Total Current Liabilities	7,617	4,205

Stockholders’ Equity
Preferred stock Authorized: 100,000,000 shares, par value $0.001	-	-
No shares issued and outstanding
Common stock Authorized: 200,000,000 shares, par value $0.001 7,500,000 shares issued and outstanding , respectively	7,500	7,500
Additional paid-in capital	67,500	67,500
Accumulated other comprehensive loss	(110)	(166)
Deficit accumulated during the Development stage	(12,743)	3,483
Total Stockholders’ Equity	62,147	78,317
Total Liabilities and Stockholders’ Equity	$69,764	$82,522

(The accompanying notes are integral part of these unaudited financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Operations and Comprehensive Income (loss)
(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	January 6, 2011 (Inception) to October 31, 2012
Revenue	$4,425	$8,852	$14,694	$9,406	$28,626
Expenses
General and administrative	25,012	28	32,767	409	41,369

Net Income (loss) Before Provision for Income Taxes	(20,587)	8,824	(18,073)	8,997	(12,743)

Provision for Income Taxes	3,640	-	1,847	-	-

Net Income (loss)	(16,947)	8,824	(16,226)	8,997	(12,743)
			,
Comprehensive Income:
Net income (loss)	(16,947)	8,824	(16,226)	8,997	(12,743)
Other comprehensive income (loss)
Foreign currency translation adjustments	(11)	(160)	56	(150)	(110)
Comprehensive income (loss)	$(16,958)	$8,664	$(16,170)	$8,847	$(12,853)

Net Income (loss) Per Share – Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	7,500,000	6,000,000	7,500,000	3,076,923

(The accompanying notes are integral part of these unaudited financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	Period from January 6, 2011 (Date of Inception) to October 31, 2012

Operating Activities

Net income (loss)	$(16,226)	$8,997	$(12,743)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(1,514)	(1,035)	(1,903)
Income tax payable	(1,847)	-	-
Accrued liabilities	7,605	-	7,605
Amount due to related parties	(1,100)	410	12
Deferred revenue	(1,246)	-	-

Net Cash (Used in) Provided By Operating Activities	(14,328)	8,372	(7,029)

Financing Activities

Proceeds from issuance of common stock	-	60,000	75,000

Net Cash Provided by Financing Activities	-	60,000	75,000

Effect of Exchange Rate Changes	56	(150)	(110)
Net Increase/(Decrease) in Cash	(14,272)	68,222	67,861

Cash, Beginning of Period	82,133	-	-

Cash, End of Period	$67,861	$68,222	$67,861

Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Basis of Presentation
These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is January 31. The accompanying unaudited interim financial statements of Media Mechanics, Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form S-1/A1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2012, as reported in Form S-1/A1, have been omitted.

2.     Related Party Transactions

From time to time the Company borrows money from its directors. For the period ended October 31, 2012 and January 31, 2012, the total amounts due to related parties are $12 and $1,112, respectively. These advances are made by the President and CEO, Matthew Zipchen, and bear no interest and they are due on demand.

3.     Common Stock

a)	On June 13, 2011, the Company issued 6,000,000 common shares at $0.01 per share for proceeds of $60,000.

b)	On December 15, 2011 the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operation for the Three and Nine Months Ended October 31, 2012 As Compared to the Three and Nine Months Ended October 31, 2011

Revenues.  Revenues for the three and nine month periods ended October 31, 2012 were $4,425 and $14,694, respectively, as compared with $8,852 and $9,406 for the three and nine month periods, respectively, ended October 31, 2011. The increase in revenue was a result of sales revenue not starting until June 2011.

Operating Expenses.  Operating expenses for the three and nine month periods ended October 31, 2012 were $25,012 and $32,767, as compared with $28 and $409 for the three and nine month periods, respectively, ended October 31, 2011. The increase in expense was a result of increased legal and accounting expenses.

Net Profit (Loss).  Our net profit (loss) for the three and nine month periods ended October 31, 2012 were $(16,947) and $(16,226), as compared with $8,824 and $8,997 for the three and nine month periods, respectively, ended October 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $67,861 at October 31, 2012.

In order to meet our operational goals, including developing the software for our website, we will need funds for website development costs.  If we do not develop the software, we believe that we can currently satisfy our public company reporting costs for the next twelve months with our current cash and expected revenues.

Net Cash Provided by (Used in) Operating Activities.  Net cash of $(14,328) was used in operating activities in the nine month period ended October 31, 2012, as opposed to $8,372 provided by operating activities in the nine month period ended October 31, 2011. From January 6, 2011 (inception) to October 31, 2012, net cash of $(7,029) was used in operating activities.

Net Cash Provided By Financing Activities. Net cash of $0 was provided from financing activities in the nine month period ended October 31, 2012, as opposed to $60,000 in the nine month period ended October 31, 2012. From January 6, 2011 (inception) to October 31, 2012, net cash of $75,000 was generated from financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Media Mechanics, Inc. is a smaller reporting company and is therefore not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

MEDIA MECHANICS, INC.

Date: December 17, 2012	By:	/s/ Matthew Zipchen
Matthew Zipchen, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director