Form 10-K
period 2013-01-31
Media Mechanics, Inc.
filed 2013-05-16
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-180611

MEDIA MECHANICS, INC.
( Exact name of registrant as specified in its charter )

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Western Battery Rd., Suite 160 Toronto, ON, Canada	M6K 3S2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (647) 476-4439

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
(Title of class) None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, July 31, 2012: $0

Number of the issuer’s common stock outstanding as of May 15, 2013:  10,000,000

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.       Business

Business Development

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 1610 – 100 Western Battery Rd. Toronto, ON, Canada M6K 3S2. Our telephone number is (647) 476-4439. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500. We have a January 31 fiscal year end. Our objective is to enhance current search engine optimization services by developing software that will offer clients a web-based interface to access software tools to automate and manage a client’s backlinks and potentially other aspects of the website search engine optimization (SEO) process. The sale of varying levels of the shares offered will affect the operations and activities contemplated below. After the completion of the offering, management will determine how to best allocate the proceeds received.

We currently offer search engine optimization services for Internet websites.  Our URL is www.theseomechanic.com. We offer consulting services as part of a comprehensive strategy designed to maximize a website’s ranking in Internet search engines.  The services we offer are currently performed by our President, Matthew Zipchen and our Vice President, Violetta Pioro.

We also currently offer customized packages tailored to the specific needs of individual clients.  Our consulting services include auditing a client’s website and developing a plan to maximize the website’s ranking in Internet search engines.  The plans we develop for our clients often include some combination of: changes to the way the website is structured; modification of the website’s content; search engine registration strategies; development of additional content and increasing the number of back links to the website.

Our content building services currently include: consulting on how to modify any existing content on a website, which may include modifications to the website architecture, product descriptions, category pages (in the case of online retailers), site policies, the method by which customer service e-mails are handled, shopping guides, landing pages, promotions and other supporting content on the website.

We also currently assist in the production of content in the client’s website to be posted on other sites.  There are a large amount of sites that host information about, and links to, other websites, for a fee, as a tool to increase a website’s page rank.  We provide content development and placement services for these articles and/or links as part of both our content and back linking services.

There are numerous websites and internet blogs that provide links to websites for a fee.  Based on the nature of a client’s website, we provide back link buying services with the objective of optimizing the type backlinks that will result in the best page rank for the client’s site.  This is primarily a result of how closely the content on the site where the link is purchased is related to the content on the client’s website.

A large number of search engine optimization (SEO) companies exist.  As the internet continues to grow and competition for website visitors increases across numerous sectors, management believes demand for SEO services will also continue to grow.  One of the ways we intend to compete in the future is by developing a software program that will automate and manage a client’s backlinks and potentially other aspects of the SEO process.  The number of websites with related content that link to a specific website (known in the industry as backlinks) is a key determinative factor in that website’s page rank.

We intend to use the majority of the net proceeds of this offering to develop and market this software, which we have not yet put any resources into developing. We would like to use the software to offer clients a web-based interface where, for a monthly fee, they will have access to software tools that will allow them to manage and automate the backlink building process for all their websites.  The software may offer other features including, but not limited to: a mass e-mailing tool, a search engine submission tool allowing clients to automate the process of submitting multiple websites to numerous search engines, an article submission tool allowing users to submit articles to various blogs that discuss topics related the client’s industry and a backlink buying tool to assist clients in reviewing options and purchasing backlinks from third party providers.

Management believes the successful development and marketing of this software is important for our growth as it should allow us to provide SEO services in an automated, scalable fashion with recurring revenue.  We are currently in the process of developing a software map and specification list to be used in soliciting bids for the design and development of our software.  With the advent of cloud computing and the migration of an increasing number of applications and associated data to the web, management believes that web-based SEO tools will appeal to the market.

The Company plans to compete with other similar websites on the Internet today, but aims to be more user-friendly and comprehensive by offering the features of its software through a web interface.  Management believes that few companies offer their services through a web based interface for a monthly fee.  We believe this will provide both the client and our company several advantages including a closer, ongoing relationship with the client, the immediate availability of updates to our software and services to the clients, the ability to up-sell the clients on other services we offer and various other advantages of a more direct and continued relationship between the client and SEO service provider.

We believe that the scope of the first version of our software and the ongoing development of our website will primarily be determined by the success of this offering, but also potentially through future financing opportunities. Management expects to have to invest in ongoing development, maintenance and expansion of the Company’s software in order to remain competitive.

Media Mechanics has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

If we are unable to raise sufficient funds to pay for the development of our software, this may prevent us from accomplishing that portion of our business plan. Based on our existing business, such a circumstance is unlikely to cause us to cease operations. Even if we do not complete development of our software, we intend to continue with our existing business and continue to seek additional clients and expand our operations.

Market Opportunity

As the Internet continues to grow, management believes that companies in a wide range of businesses will increasingly compete for high rankings in the major search engines as a tool to attract visitors to their website for, among other objectives, to sell their products, to sell advertising on their websites and build their brand awareness.  Management believes that this means a growing opportunity for Media Mechanics to offer user-friendly automated tools as a compliment to its consulting services to assist customers in maximizing their website’s rank in the search engines.

Marketing

We believe that our ability to sell monthly subscriptions to our web-based SEO software tools will be due in large part to our ability to direct traffic to our website.  A key aspect of generating traffic is a website’s ranking in the major search engines, particularly Google.  We intend to use our expertise in this area to focus on getting our website ranked as highly as possible in the major search engines.  This may include various search engine optimization (SEO) techniques such as the use of meta tags throughout our website, internal linking to optimize the ability of search engines to ‘spider’ our website and soliciting and/or purchasing back links, whereby other websites link to ours.

In addition to SEO strategies, we intend to purchase Google AdWords advertisements.  AdWords offers pay-per-click (PPC) advertising, cost-per-thousand (CPM) advertising, and site-targeted advertising for text, banner, and rich-media ads. The AdWords program includes local, national, and international distribution. Advertisers select the words that should trigger their ads and the maximum amount they will pay per click or per thousand exposures.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States and other jurisdictions. In that regard, any summaries or reviews we write ourselves will be available for copyright protection.  In addition, if we develop a logo, we may seek trademark protection for it.

We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product technology, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As of the date of this Report, the Company’s employees include its President, Matthew Zipchen, and Vice President, Violetta Pioro. Mr. Zipchen is employed elsewhere and has the flexibility to work on Media Mechanics up to 15 hours per week. He is prepared to devote more time to our operations as may be required and as our finances permit. Ms. Pioro is also employed elsewhere and has the flexibility to work on Media Mechanics up to 5 hours per week. She is prepared to devote more time to our operations as may be required and as our finances permit. Neither is being paid at present by Media Mechanics.  Based on the success of this offering, each of Mr. Zipchen and Ms. Pioro plan on increasing the percentage of their respective working hours devoted to the Company.

Currently, we have not entered into an employment agreement with our President, Matthew Zipchen, or our Vice President Violetta Pioro. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Depending on the success of this offering we plan to retain software development, sales and SEO consulting staff initially on a contract basis.  Our two officers and directors will be responsible for the initial software management, sales and client relations functions. Once the Company launches its software, it may hire a full time software development manager. If we elect not to hire a full time software development manager we will retain a software development firm that will also be able to provide ongoing development and management services.

Mr. Zipchen has managed the Company since inception.  Ms. Pioro joined the Company and has been in her current capacity since November 15th, 2011.  They have experience helping companies maximize their website visibility in search engines.  The software that the Company plans on developing will be an expansion of its current business.

Mr. Zipchen and Ms. Pioro are also the sole directors of the Company.  Though they have no experience with running a public company, the Company has retained competent counsel to assist in ensuring that it meets its reporting obligations.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors

This information is not required for smaller reporting companies.

Item 1B.   Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.      Properties

Our principal executive office is located at 100 Western Battery Rd., Suite 1610, Toronto, ON, Canada M6K 3S2, and our telephone number is (647) 476-4439.  We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Matthew Zipchen, and he allows us to use the space to run the business.

Item 3.      Legal Proceedings

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “MMCC.”  However, no established public market exists for our common stock.  As of January 31, 2013, 10,000,000 shares of our common stock were issued and outstanding.

Approximate Number of Equity Security Holders

As of January 31, 2013, there were approximately 32 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended January 31, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

We were incorporated in the State of Nevada as a for-profit Company on January 6, 2011 and established a fiscal year end of January 31. We are a  Company that offers search engine optimization (“SEO”) services for Internet websites.  Our URL is theseomechanic.com. We offer consulting services in the area of SEO as part of a comprehensive strategy designed to maximize a website’s ranking in Internet search engines.

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

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to design, launch and market our software. Management believes that selling 50% of the proposed offering should constitute sufficient funds to set this aspect of the business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company.

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

Results of Operations

Comparison for the year ended January 31, 2013 and January 31, 2012

Revenues.  Revenues for the year ended January 31, 2013 was $22,684, as compared with $13,932 for the year ended January 31, 2012. The increase in revenue was a result of sales revenue not starting until June 2011.

Operating Expenses.  Operating expenses for the year ended January 31, 2013 was $52,985, as compared with $8,004 for the year ended January 31, 2012. The increase in expense was a result of increased legal and accounting expenses.

Net Profit (Loss).  Our net loss for the year ended January 31, 2013 was $30,301, as compared with a net income of $5,928 for the year ended January 31, 2012.

Capital Resources and Liquidity

Our cash and cash equivalents totaled approximately $106,410 at January 31, 2013.

In order to meet our operational goals, including developing the software for our website, we will need funds for website development costs.  If we do not develop the software, we believe that we can currently satisfy our public company reporting costs for the next twelve months with our current cash and expected revenues.

Net Cash Provided by (Used in) Operating Activities.  Net cash of $25,798 was used in operating activities for the year ended January 31, 2013, as opposed to $7,299 provided by operating activities for the year ended January 31, 2012.

Net Cash Provided By Financing Activities. Net cash of $50,000 was provided from financing activities for the year ended January 31, 2013, as opposed to $75,000 for the year ended January 31, 2013.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a  smaller reporting company, including the potential risk of business failure.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data

Media Mechanics, Inc.
January 31, 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets as of January 31, 2013 and 2012	F–2

Statement of Operations for the year ended January 31, 2013 and 2012	F–3

Statement of Stockholders’ Equity for the year ended January 31, 2013 and 2012	F–4

Statement of Cash Flows for the year ended January 31, 2013 and 2012	F–5

Notes to the Financial Statements	F–6

To the Board of Directors of
Media Mechanics, Inc.
Toronto, ON, Canada

We have audited the accompanying balance sheets of Media Mechanics, Inc., (the “Company”) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2013 and 2012, and the results of its operations and its cash flows for each the years ended January 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 16, 2013

Media Mechanics, Inc.
Balance Sheets

ASSETS	January 31, 2013	January 31, 2012

Current Assets
Cash	$106,410	$82,133
Accounts Receivable	2,858	389
Total Current Assets	$109,268	$82,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Liabilities	$9,318	$-
Income Tax Payable	-	1,847
Deferred Revenue	-	1,246
Due to related parties	12	1,112
Total Current Liabilities	9,330	4,205

Stockholders’ Equity
Preferred stock Authorized: 100,000,000 shares, par value $0.001	-	-
No shares issued and outstanding
Common stock Authorized: 200,000,000 shares, par value $0.001 10,000,000 and 7,500,000 shares issued and outstanding , respectively	10,000	7,500
Additional paid-in capital	115,000	67,500
Accumulated other comprehensive loss	(91)	(166)
Accumulated earnings (deficit)	(24,971)	3,483
Total Stockholders’ Equity	99,938	78,317
Total Liabilities and Stockholders’ Equity	$109,268	$82,522

(The accompanying notes are an integral part of these audited financial statements)

Media Mechanics, Inc.
Statement of Operations

	Year Ended January 31, 2013	Year Ended January 31, 2012	January 6, 2011 (Inception) to January 31, 2013

Revenue	$22,684	$13,932	$36,616
Expenses
General and administrative	52,985	8,004	61,585

Net Income (loss) Before Provision for Income Taxes	(30,301)	5,928	(24,971)

Provision for Income Taxes	1,847	(1,847)	-

Net Income (loss)	$(28,454)	$4,081	$(24,971)

Comprehensive Income:
Net income (loss)	$(28,454)	$4,081	$(24,971)
Other comprehensive income (loss)
Foreign currency translation adjustments	75	(166)	(91)
Comprehensive income (loss)	$(28,379)	$3,915	$(25,062)

Net Income Per Share – Basic and Diluted	$0.00	0.00	n/a

Weighted Average Shares Outstanding	7,650,273	4,017,857	n/a

(The accompanying notes are an integral part of these audited financial statements)

Media Mechanics, Inc.
Statement of Stockholders’ Equity

				Accumulated
			Additional	Other	Accumulated
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total

Balance – January 31, 2011	-	$-	$-	$-	$(598)	$(598)

Common stock issued for cash	7,500,000	7,500	67,500	-	-	75,000
Foreign currency translation adjustment	-	-	-	(166)	-	(166)

Net income	-	-	-	-	4,081	4,081

Balance - January 31, 2012	7,500,000	$7,500	$67,500	(166)	3,483	78,317

Common stock issued for cash	2,500,000	2,500	47,500	-	-	50,000
Foreign currency translation adjustment	-	-	-	75	-	75

Net loss	-	-	-	-	(28,454)	(28,454)

Balance - January 31, 2013	10,000,000	$10,000	$115,000	$(91)	$(24,971)	$99,938

(The accompanying notes are an integral part of these audited financial statements)

Media Mechanics, Inc.
Statement of Cash Flows

	Year Ended January 31, 2013	Year Ended January 31, 2012	Period from January 6, 2011 (Date of Inception) to January 31, 2013

Operating Activities

Net income (loss) for the period	$(28,454)	$4,081	$(24,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(2,469)	(389)	(2,858)
Accrued liabilities	9,318	-	9,318
Income tax payable	(1,847)	1,847	-
Amount due to related parties	(1,100)	514	12
Deferred revenue	(1,246)	1,246	-
Net Cash Provided By (Used in) Operating Activities	(25,798)	7,299	(18,499)

Financing Activities
Proceeds from issuance of common stock	50,000	75,000	125,000
Net Cash Provided by Financing Activities	50,000	75,500	125,000
Effect of Exchange Rate Changes	75	(166)	(91)
Net Increase in Cash	24,277	82,133	106,410

Cash, Beginning of Period	82,133	-	-
Cash, End of Period	$106,410	$82,133	$106,410

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

(The accompanying notes are an integral part of these audited financial statements)

Media Mechanics, Inc.
Notes to the Financial Statements

1.	Nature of Operations and Continuance of Business

Media Mechanics, Inc. (the “Company”) was incorporated in the state of Nevada on January 6, 2011.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation
These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is January 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

e)	Earnings per Share

The Company computes net earnings per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

f)	Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Media Mechanics, Inc.
Notes to the Financial Statements

g)	Foreign Currency and Other Comprehensive Income

The functional currency of the Company is the Canadian Dollars. For financial reporting purposes, the financial statements of the Company are translated into the Company’s reporting currency, U.S. Dollars. Assets and liabilities accounts are translated using the closing exchange rate in effect at the balance sheet date, equity accounts are translated using the historical rate and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

h)	Revenue Recognition

The Company's revenue is derived from providing the web marketing consulting services. The Company recognizes its consulting revenue in accordance with ASC 605, "Revenue Recognition" when the projects are finished, the revenue has been earned, and the collectability is reasonably assured.

i)	Accounts receivable and allowance of doubtful accounts

Accounts receivable are amounts due on sales, are unsecured and are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest. Accounts receivable are periodically evaluated for collectability based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

j)	Recent Accounting Pronouncements
The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

3.	Related Party Transactions

From time to time the Company borrows money from its directors. For the years ended January 31, 2013 and 2012, the total amounts due to related parties are $12 and $1,112, respectively. These advances from the directors bear no interest and they are due on demand.

4.	Common Stock

a)	On June 13, 2011, the Company issued 6,000,000 common shares at $0.01 per share for proceeds of $60,000.

b)	On December 15, 2011, the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

c)	On January 9, 2013, the Company issued 2,500,000 shares of common stock at $0.02 per share for proceeds of $50,000.

5.	Income tax

As at January 31, 2013, company has net loss of $30,301 before the provision for income taxes. The Company evaluated the deferred tax asset at statutory rate of 35% and as of January 31, 2013 the Company has a deferred tax asset of $10,605. The Company recognized 100% valuation allowance of $10,605. The total net deferred tax asset at January 31, 2013 is $-0-.

As at January 31, 2012, company has net income of $5,928 before the provision for income taxes. Company evaluated the company’s tax liability at statutory rate of 35%, and as at January 31, 2012, company is liable for $1,847 in total taxes due to IRS.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. As of January 31, 2013 and 2012, there are no temporary differences.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Matthew Zipchen	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	36	January 6, 2011

Violetta Pioro	Vice President and Director	26	November 15, 2011

Business Experience

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Matthew Zipchen, President, Chief Executive Officer, Chief Financial Officer,  Secretary, Treasurer, and Director

Mr. Zipchen obtained a Bachelor of Commerce, with a specialization in Entrepreneurship, from the University of Victoria in 2001. During this time Mr. Zipchen worked as a Research Analyst for AKCESSIA, a venture catalyst firm that provided competitive intelligence, market research and talent acquisition services to start-up firms in the IT space. In 2008, Mr. Zipchen obtained a Master of Public Policy from Simon Fraser University in Vancouver, BC. From 2005 to 2008, while completing his Master’s, Mr. Zipchen worked as the Economic Development Specialist for the start-up venture Lighthouse Sustainable Building Centre. Mr. Zipchen engaged in business development for Lighthouse, while also providing financial and economic consulting, research and analysis to various clients that includes the City of Vancouver, the Province of British Columbia, Western Economic Diversification, BOMA, and the Pacific/Yukon Division of the RCMP. Mr. Zipchen moved to Toronto in 2009 where he currently works as a Project Manager for TREC Renewable Energy Co-op. While at TREC, Mr. Zipchen has been responsible for both launching a new co-operative and for developing solar photo voltaic projects to be owned by said co-op. Mr. Zipchen has been played a critical role in all aspects of the development cycle, including business development and site control, financial and technical due diligence, negotiations, contracting, public and private financing, and marketing and sales.  Mr. Zipchen currently spends approximately 15 hours per week providing services to the Company, which represents approximately 20% of his working hours.

Violetta Pioro, Vice President and Director

Ms. Pioro obtained a B.A. in Communications and Journalism after studying at both Carleton University and University of Ottawa in 2006.  She later obtained a Broadcast Radio Diploma from British Columbia Institute of Technology in Vancouver by 2009.  In 2009 she also completed her RYT Yoga Instructor and Nutritional Consultant Certification. From May 2009 to November 2010, Ms. Pioro worked for the YYOGA studios in Vancouver as a yoga instructor and at Shaw TV Channel 4 as a community television host.  As a yoga instructor her responsibilities included guiding members through invigorating and encouraging yoga practices, handling and resolving guest issues and complaints, providing fitness and nutritional counseling, managing guest package purchases and keeping accurate records for studio’s budget purposes. At Shaw TV Ms. Pioro’s duties included writing web content, press releases and promotional scripts. She was also developing, writing and implementing on-air community events stories and weather reports as well as interviewing local experts and representing Shaw TV as a spokesperson. After moving to Toronto in 2010, Ms. Pioro started working for PUSHmodels Canada as the National Booking Manager and Representative. Her duties include overseeing and organizing staff for Trade Shows/Corporate Events all over Canada, human resource hiring staff/Brand Ambassadors, interviewing, managing of banking functions and payrolls. Since January 2010 Ms. Pioro has hosted a weekend show for Rogers TV in Durham Region and runs her private yoga instruction business called Flowing Vitality. Ms. Pioro’s duties at Rogers TV include story writing, editing, community reports, and in studio floor directing. As for Flowing Vitality she teaches classes, is in charge of scheduling, promotions, inventory and cash management. Ms. Pioro currently spends approximately 5 hours per week providing services to the Company, which represents approximately 10% of her working hours.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between either Mr. Zipchen’s or Ms. Pioro’s other business interests and their involvement in Media Mechanics.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Zipchen	2013	-	-	-	-	-	-	-	-
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2012	-	-	-	-	-	-	-	-

Violetta Pioro	2013	-	-	-	-	-	-	-	-
Vice-President	2012	-	-	-	-	-	-	-	-

Employment Contracts

We have no employment contracts with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 13, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 13, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 13, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Matthew Zipchen Unit #1610 100 Western Battery Rd. Toronto, Ontario Canada M6K 3S2	6,000,000	60%

Violetta Pioro 2008 Solar Place, Oshawa, ON Canada L1L 0A4	1,500,000	15%

Directors and Executive Officers (2 – as a group)	7,500,000	75%

(1)  Based on 10,000,000 shares of our common stock outstanding as of May 13, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time to time the Company borrows money from its directors. For the years ended January 31, 2013 and 2011, the total amounts due to related parties are $12 and $1,112, respectively. These advances from the directors bear no interest and they are due on demand.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended January 31, 2013 and 2012, we were billed approximately $10,000 and $10,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended January 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2013 and 2012.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Mechanics, Inc.

Dated: May 16, 2013	By:	/s/ Matthew Zipchen
Matthew Zipchen
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Zipchen	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	May 16, 2013
Matthew Zipchen	(principal executive and financial officer)

/s/ Violetta Pioro	Vice President and Director	May 16, 2013
Violetta Pioro