Form 10-Q
period 2013-04-30
Media Mechanics, Inc.
filed 2013-06-18
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 14, 2013 there were 10,000,000 shares, par value $0.001 per share, outstanding.

MEDIA MECHANICS, INC.
QUARTERLY REPORT ON FORM 10-Q
April 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Media Mechanics, Inc.
(A Development Stage Company)
April 30, 2013

Media Mechanics, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS	April 30, 2013	January 31, 2013

Current Assets

Cash	$75,135	$106,410
Accounts Receivable	1,241	2,858
Total Current Assets	$76,376	$109,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued Liabilities	$10,937	$9,318
Due to related parties	12	12
Total Current Liabilities	10,949	9,330

Stockholders’ Equity (Deficit)

Preferred stock Authorized: 100,000,000 shares, par value $0.001 No shares issued and outstanding	-	-

Common stock Authorized: 200,000,000 shares, par value $0.001 10,000,000 and 10,000,000 shares issued and outstanding , respectively	10,000	10,000

Additional paid-in capital	115,000	115,000

Accumulated other comprehensive loss	(350)	(91)

Accumulated earnings during the Development stage	(59,223)	(24,971)

Total Stockholders’ Equity (Deficit)	65,427	99,938

Total Liabilities and Stockholders’ Equity (Deficit)	$76,376	$109,268

(The accompanying notes are an integral part of these financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	January 6, 2011 (Inception) to April 30, 2013

Revenue	$1,572	$5,531	$38,188

Expenses

General and administrative	35,824	2,979	97,411

Net Income (loss) Before Provision for Income Taxes	(34,252)	2,552	(59,223)

Provision for Income Taxes	-	(912)	-

Net Income (loss)	$(34,252)	$1,640	$(59,223)

Comprehensive Income:
Net income (loss)	$(34,252)	$1,640	$(59,223)
Other comprehensive income (loss)
Foreign currency translation adjustments	(259)	232	(350)
Comprehensive income (loss)	$(34,511)	$1,872	$(59,573)

Net Income (loss) Per Share – Basic and Diluted	$(0.00)	$0.00	n/a

Weighted Average Shares Outstanding	10,000,000	7,500,000	n/a

(The accompanying notes are an integral part of these financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Period from January 6, 2011 (Date of Inception) to April 30, 2013

Operating Activities

Net income (loss) for the period	$(34,252)	$1,640	$(59,223)

Adjustments to reconcile ne income (loss) to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	1,617	(1,777)	(1,241)
Accrued liabilities	1,619	1,721	10,937
Income tax payable	-	912	-
Amount due to related parties	-	-	12
Deferred revenue	-	(1,246)	-

Net Cash Provided By Operating Activities	(31,016)	1,250	(49,515)

Financing Activities

Proceeds from issuance of common stock	-	-	125,000

Net Cash Provided by Financing Activities	-	-	125,000

Effect of Exchange Rate Changes	(259)	232	(350)
Net Increase in Cash	(31,275)	1,482	75,135

Cash, Beginning of Period	106,410	82,133	-

Cash, End of Period	$75,135	$83,615	$75,135

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

(The accompanying notes are an integral part of these financial statements)

Media Mechanics, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.        Nature of Operations and Continuance of Business

Media Mechanics, Inc. (the “Company”) was incorporated in the state of Nevada on January 6, 2011.  The Company has been in the Development stage since inception.

2.        Related Party Transactions

From time to time the Company borrows money from its directors. For the period ended April 30, 2013 and January 31, 2013, the total amounts due to related parties are $12 and $12, respectively. These advances from the directors bear no interest and they are due on demand.

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

Results of Operation for the Three Ended April 30, 2013 As Compared to the Three Months Ended April 30, 2012

Revenues.  Revenue for the three month period ended April 30, 2013 was $1,572, respectively, as compared with $5,531 for the three month period, respectively, ended April 30, 2012. The increase in revenue was a result of sales revenue not starting until June 2011.

Operating Expenses.  Operating expenses for the three month period ended April 30, 2013 was $35,824, as compared with $2,979 for the three month period, respectively, ended April 30, 2012. The increase in expense was a result of increased legal and accounting expenses.

Net Profit (Loss).  Our net profit (loss) for the three month period ended April 30, 2013 was $(34,252), as compared with $1,640 for the three month period, respectively, ended April 30, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $75,135 at April 30, 2013.

In order to meet our operational goals, including developing the software for our website, we will need funds for website development costs.  If we do not develop the software, we believe that we can currently satisfy our public company reporting costs for the next twelve months with our current cash and expected revenues.

Net Cash Provided by (Used in) Operating Activities.  Net cash of $(31,016) was used in operating activities in the three month period ended April 30, 2013, as opposed to $1,250  provided by operating activities in the three month period ended April 30, 2012. From January 6, 2011 (inception) to April 30, 2013, net cash of $(49,515) was used in operating activities.

Net Cash Provided By Financing Activities. Net cash of $0 was provided from financing activities in the three month period ended April 30, 2013, as opposed to $0 in the three month period ended April 30, 2012. From January 6, 2011 (inception) to October 31, 2012, net cash of $125,000 was generated from financing activities.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

MEDIA MECHANICS, INC.

Date: June 18, 2013	By:	/s/ Matthew Zipchen
Matthew Zipchen, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director