Form 10-Q/A
period 2013-04-30
Media Mechanics, Inc.
filed 2013-06-21
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 20, 2013 there were 10,000,000 shares, par value $0.001 per share, outstanding.

MEDIA MECHANICS, INC.
QUARTERLY REPORT ON FORM 10-Q
April 30, 2013

TABLE OF CONTENTS

PART II - OTHER INFORMATION		PAGE

Item 6.	Exhibits	4

SIGNATURES		5

EXPLANATORY NOTE

Media Mechanics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended April 30, 2013  (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 18, 2013 (the “Original Filing Date”), to revise the following disclosures on the Cover Page of the Form 10-Q:

1.	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒, as the Company is not a shell company.

Although this Amendment supersedes the Original Form 10-Q in its entirety, this Amendment amends and restates only the Cover Page. No other information in the Original Form 10-Q is amended hereby. This Amendment speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

PART II – OTHER INFORMATION

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

MEDIA MECHANICS, INC.

Date: June 21, 2013	By:	/s/ Matthew Zipchen
Matthew Zipchen, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director