Form 10-Q
period 2013-07-31
Gawk Inc.
filed 2013-09-20
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-180611

Gawk Incorporated
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 St. Charles Ave., Suite 4700 New Orleans, LA	70170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 754-6190

N/A
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 19, 2013 there were 300,000,000 shares, par value $0.001 per share, outstanding.

GAWK INCORPORATED
QUARTERLY REPORT ON FORM 10-Q
July 31, 2013

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Gawk Incorporated  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Gawk Incorporated
( formerly known as Media Mechanics, Inc.)
(A Development Stage Company)
July 31, 2013

Index

Balance Sheets as of July 31, 2013 and January 31, 2013 (unaudited)	F–1

Statement of Operations for the three months and six months ended July 31, 2013 and 2012, from January 6, 2011 (Inception) to July 31, 2013 (unaudited)	F–2

Statement of Cash Flows for the six months ended July 31, 2013 and 2012, from January 6, 2011 (Inception) to July 31, 2013 (unaudited)	F–3

Notes to the Financial Statements (unaudited)	F–4

Gawk Incorporated
(formerly known as Media Mechanics, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS

Current Assets
Cash	$65,617	$106,410
Accounts Receivable	1,217	2,858

Total Current Assets	$66,834	$109,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Liabilities	$6,522	$9,318
Due to related parties	12	12

Total Current Liabilities	6,534	9,330

Stockholders’ Equity

Preferred stock Authorized: 100,000,000 shares, par value $0.001
No shares issued and outstanding	-	-
Common stock Authorized: 750,000,000 shares, par value $0.001 300,000,000 shares issued and outstanding , respectively	300,000	300,000

Additional paid-in capital	(175,000)	(175,000)

Accumulated other comprehensive loss	(273)	(91)

Accumulated deficit during the Development stage	(64,427)	(24,971)

Total Stockholders’ Equity	60,300	99,938

Total Liabilities and Stockholders’ Equity	$66,834	$109,268

(The accompanying notes are an integral part of these unaudited financial statements)

Gawk Incorporated
(formerly known as Media Mechanics, Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	January 6, 2011 (Inception) to July 31, 2013

Revenue	$-	$4,738	$1,572	$10,269	$38,188

Expenses

General and administrative	5,204	4,776	41,028	7,755	102,615

Net Income (loss) Before Provision for Income Taxes	(5,204)	(38)	(39,456)	2,514	(64,427)

Provision for Income Taxes	-	(881)	-	(1,793)	-

Net Income (loss)	$(5,204)	$(919)	$(39,456)	$721	$(64,427)

Comprehensive Income:
Net income (loss)	$(5,204)	$(919)	$(39,456)	$721	$(64,427)
Other comprehensive income (loss)
Foreign currency translation adjustments	77	(165)	(182)	67	(273)
Comprehensive income (loss)	$(5,127)	$(1,084)	$(39,638)	$788	$(64,700)

Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00	n/a

Weighted Average Shares Outstanding	750,000,000	225,000,000	225,000,000	225,000,000	n/a

(The accompanying notes are an integral part of these unaudited financial statements)

Gawk Incorporated
(formerly known as Media Mechanics, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	Period from January 6, 2011 (Date of Inception) to July 31, 2013

Operating Activities

Net income (loss) for the period	$(39,456)	$721	$(64,427)

Adjustments to reconcile ne income (loss) to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	1,641	(2,799)	(1,217)
Accrued liabilities	(2,796)	5,890	6,522
Income tax payable	-	1,793	-
Amount due to related parties	-	-	12
Deferred revenue	-	(1,246)	-

Net Cash Provided By (Used in) Operating Activities	(40,611)	4,359	(59,110)

Financing Activities
Proceeds from issuance of common stock	-	-	125,000
Net Cash Provided by Financing Activities	-	-	125,000
Effect of Exchange Rate Changes	(182)	67	(273)
Net Increase in Cash	(40,793)	4,426	65,617

Cash, Beginning of Period	106,410	82,133	-
Cash, End of Period	$65,617	$86,559	$65,617

Supplemental Disclosures

Interest paid	$-	$-	$–
Income taxes paid	-	-	–

(The accompanying notes are an integral part of these unaudited financial statements)

Gawk Incorporated
(formerly known as Media Mechanics, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

1.  Nature of Operations and Continuance of Business

Media Mechanics, Inc. (the “Company”) was incorporated in the state of Nevada on January 6, 2011.  The Company has been in the Development stage since inception.

2.      Related Party Transactions

From time to time the Company borrows money from its directors. For the period ended July 31, 2013 and January 31, 2013, the total amounts due to related parties are $12 and $12, respectively. These advances from the directors bear no interest and they are due on demand.

3.      Common Stock

a)	On June 13, 2011, the Company issued 6,000,000 common shares at $0.01 per share for proceeds of $60,000.

b)	On December 15, 2011, the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

c)	On January 19, 2013, the Company issued 2,500,000 shares of common stock at $0.02 per share for proceeds of $50,000.

4.     Subsequent Event

On August 22, 2013, the Company affected a forward split of 30 shares for each one share outstanding as of August 22, 2013, where each stockholder will receive 30 additional shares for each share owned as of the record date. All share amounts in this report have been adjusted to reflect this forward split.

On August 13, 2013, Media Mechanics, Inc. (the “Company”), Scott Kettle (the “Purchaser”), Matthew Zipchen and Violetta Pioro (together with Matthew Zipchen, the “Sellers”) closed on a stock purchase agreement, dated July 31, 2013 (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers, 7,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 75% of the issued and outstanding shares of the Company, for an aggregate purchase price of $250,000 (the “Purchase Price”) (the “Stock Purchase”). Prior to the closing of the Stock Purchase Agreement, the Sellers were our majority shareholders, Matthew Zipchen was our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and  member of the board of directors of the Company (the “Board”), and Violetta Pioro was our Vice President and member of the Board.

In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN).

In connection with the Stock Purchase Agreement, on July 31, 2012, Matthew Zipchen submitted to the Company a resignation letter pursuant to which he resigned from her positions as President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and member of the Board upon closing of the Stock Purchase. Mr. Zipchen’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

On the same day, Violetta Pioro submitted to the Company a resignation letter pursuant to which she resigned from her position as Vice President and member of the Board upon closing of the Stock Purchase. Ms. Pioro’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

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

Overview

We were incorporated in the State of Nevada as a for-profit Company on January 6, 2011 and established a fiscal year end of January 31.  On August 13, 2013, Gawk Incorporated (f/k/a Media Mechanics, Inc.), Scott Kettle (the “Purchaser”), Matthew Zipchen and Violetta Pioro (together with Matthew Zipchen, the “Sellers”) closed on a stock purchase agreement, dated July 31, 2013 (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 7,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 75% of the issued and outstanding shares of the Company, for an aggregate purchase price of $250,000 (the “Purchase Price”) (the “Stock Purchase”). Prior to the closing of the Stock Purchase Agreement, the Sellers were our majority shareholders, Matthew Zipchen was our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and  member of the board of directors of the Company (the “Board”), and Violetta Pioro was our Vice President and member of the Board.

Pursuant to the Stock Purchase Agreement, on July 31, 2012, the Sellers resigned from their positions as officers and directors of the Company, and the Board of Directors and the stockholders of the Company appointed Scott Kettle to serve as the President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and director of the Company upon closing of the Stock Purchase. Biographical information for Mr. Kettle has been disclosed on the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2013.

In connection with the Stock Purchase, the Company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN).
To reflect the change in business strategy of the company, on August 22, 2013, the Board of Directors unanimously approved a change in the Company’s name from Media Mechanics, Inc. to Gawk Incorporated.

Also on August 22, 2013, the Company affected a 30-for-1 forward split of our Common Stock, where each stockholder will receive 30 additional shares for each share owned as of the record date. All share amounts in this report have been adjusted to reflect this forward split.

Plan of Operations

We are a development stage corporation and have not started operations and have not yet generated or realized any revenues.

Gawk Incorporated anticipates launching gawk.com in Q1 2014, as an online streaming provider of digital content, including but not limited to full- length feature films, television series, sporting events, documentaries, original programming, and live events via our proprietary content distribution network (CDN). Our content will be exclusively available via the website gawk.com and Gawk-incorporated enabled devices. We are in the development phase of our technology. Gawk will be capable of delivering High Definition quality content on a global basis.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

The Company anticipates bringing on experienced members to our management team in the coming months. In addition to building out our management team we will also be adding in house developers in order to complete the development of gawk.com and our applications (app) for the many different devices and internet enabled televisions currently on the market.

In order to complete our plan Gawk Incorporated is currently pursuing various forms of financing within the available equity markets.

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

Results of Operation for the Three and Six Months Ended July 31, 2013 and 2012

Revenues.  Revenue for the three and six month periods ended July 31, 2013 were $0 and $1,572, respectively, as compared with $4,738 and $10,269 for the three and six month periods, respectively, ended July 31, 2012. The decrease in revenue was a result the Stock Purchase and the change in the Company’s business focus.

Operating Expenses.  Operating expenses for the three and six month periods ended July 31, 2013 were $5,204 and $41,028, as compared with $4,776 and $7,755 for the three and six month periods, respectively, ended July 31, 2012. The change was a result the Stock Purchase and the change in the Company’s business focus.

Net Profit (Loss).  Our net profit (loss) for the three and six month periods ended July 31, 2013 were $(5,204) and $(39,456), as compared with $(919) and $721 for the three and six month periods, respectively, ended July 31, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $65,617 at July 31, 2013.

In order to meet our operational goals, including developing the software for our website, we will need funds for website development costs.  If we do not develop the software, we believe that we can currently satisfy our public company reporting costs for the next twelve months with our current cash and expected revenues.

Net Cash Provided by (Used in) Operating Activities.  Net cash of $(40,611) was used in operating activities in the six month period ended July 31, 2013, as opposed to $4,359 provided by operating activities in the six month period ended July 31, 2012. From January 6, 2011 (inception) to July 31, 2013, net cash of $(59,110) was used in operating activities.

Net Cash Provided By Financing Activities. Net cash of $0 was provided from financing activities in the six month period ended July 31, 2013, as opposed to $0 in the six month period ended July 31, 2012. From January 6, 2011 (inception) to July 31, 2012, net cash of $125,000 was generated from financing activities.

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

Use of Estimates

The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim financial statements and accompanying notes. Such estimates and assumptions impact, among others, the fair value of share based payments.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

GAWK INCORPORATED

Date: September 20, 2013	By:	/s/ Scott Kettle
Scott Kettle
President, Chief Executive Officer,
Secretary, Treasurer, and Chief Financial Officer.
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)