Form 10-Q
period 2013-10-31
Gawk Inc.
filed 2013-12-16
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-180611

Gawk Incorporated
(Name of small business issuer as specified in its charter)
(formerly Media Mechanics, Inc.)

Nevada	33-1220317
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 Melrose Avenue Suite 42
Los Angeles, CA 90038
(Address of principal executive offices) (Zip Code)
(888) 754-6190
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2013
Common stock, $0.001 par value	302,000,000

GAWK INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013AND 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending January 31, 2014.

GAWK INCORPORATED
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2013	2013
ASSETS:
CURRENT ASSETS
Cash	$2,110	$106,410
Accounts receivable	-	2,858
Total current assets	2,110	109,268

TOTAL ASSETS	$2,110	$109,268

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$9,318
Due to affiliates	26,537	12
TOTAL LIABILITIES	26,537	9,330

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 302,000,000 issued and outstanding	302,000	300,000
Additional paid-in capital	(137,000)	(175,000)
Accumulated other comprehensive loss	(443)	(91)
Deficit accumulated during development stage	(188,984)	(24,971)
TOTAL STOCKHOLDERS' DEFICIT	(24,427)	99,938

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,110	$109,268

The accompanying notes are an integral part of these unaudited financial statements.

GAWK INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		from January 6, 2011 (inception) through
	October 31,		October 31,		October 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$4,425	$1,572	$14,694	$38,188

OPERATING EXPENSES:
General and administrative	124,828	25,012	165,585	32,767	227,172
Total operating expenses	124,828	25,012	165,585	32,767	227,172

NET LOSS BEFORE TAXES	$(124,828)	$(20,587)	$(164,013)	$(18,073)	$(188,984)

Provision for income taxes	-	3,640	-	1,847	-

NET LOSS	(124,828)	(16,947)	(164,013)	(16,226)	(188,984)

Comprehensive income (loss):
NET LOSS	(124,828)	(16,947)	(164,013)	(16,226)	(188,984)
Other comprehensive income (loss)
Foreign currency translation adjustments	(169)	(11)	(352)	56	(443)
Total comprehensive income (loss)	(124,997)	(16,958)	(164,365)	(16,170)	(189,427)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	301,108,696	225,000,000	300,373,626	225,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GAWK INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Nine Months Ended		from January 6, 2011 (inception) through
	October 31,		October 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,013)	$(16,226)	$(188,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	40,000		40,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,858	(1,514)	-
Accounts payable and accrued liabilities	(9,318)	7,605	-
Income tax payable	-	(1,847)	-
Due to affiliates	-	(1,100)	12
Deferred revenue	-	(1,246)	-
Net cash used in operating activities	(130,473)	(14,328)	(148,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	26,537	-	26,537
Repayment of advancaes from shareholders	(12)		(12)
Proceeds from the sale of common stock	-	-	125,000
Net cash provided by financing activities	26,525	-	151,525

Effect of exchange rate changes	(352)	56	(443)
INCREASE (DECREASE) IN CASH	(104,300)	(14,272)	2,110
CASH, BEGINNING OF PERIOD	106,410	82,133	-
CASH, END OF PERIOD	$2,110	$67,861	$2,110

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012

NOTE 1- DESCRIPTION OF BUSINESS

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

On August 22, 2013, the Company affected a forward split of 30 shares for each one share outstanding as of August 22, 2013, where each stockholder will receive 30 additional shares for each share owned as of the record date. All share amounts in this report have been retroactively adjusted for all periods presented to reflect this forward split.

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2013 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2013 included within its Form 10-K as filed with the Securities and Exchange Commission.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.  The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended October 31, 2013 of $164,013, an accumulated deficit of $188,984, cash flows used by operating activities of $130,473 and needs additional cash to maintain its operations.

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4– RELATED PARTY TRANSACTIONS

The Company issued common stock of the company to the CEO of the Company as follows:

a)	On June 13, 2011, the Company issued 6,000,000 common shares at $0.01 per share for proceeds of $60,000.

b)	On December 15, 2011, the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

c)	On January 19, 2013, the Company issued 2,500,000 shares of common stock at $0.02 per share for proceeds of $50,000.

On November 19, 2013, the Board of Gawk Incorporated (the “Company”), appointed Mr. John Hermansen as a member of the Board of Directors, Chief Content Officer, and the Company’s Secretary.

The Company received advances from the CEO of $26,527 at no interest for the quarter ended October 31, 2013.

NOTE 5 - EQUITY

On November 11, 2013, the Board of Directors of the Company approved a proposal to amend the Company’s Articles of Incorporation (the “Articles of Incorporation”) to provide for an increase in the authorized shares of the Company's Common Stock and Preferred Stock. The Amended and Restated Articles of Incorporation of the Company were filed with the Nevada Secretary of State on November 14, 2013 and authorize Seven Hundred Fifty Million (750,000,000) shares of $.001 par value capital stock, of which One Hundred Million (100,000,000) shares are designated $.001 par value preferred stock (the “Preferred Stock”) and Six Hundred Fifty Million (650,000,000) shares are designated $.001 common stock (the “Common Stock”).

On August 22, 2013, the Company affected a forward split of 30 shares for each one share outstanding as of August 22, 2013, where each stockholder will receive 30 additional shares for each share owned as of the record date. All share amounts in this report have been retroactively adjusted for all periods presented to reflect this forward split.

On September 10, 2013, the Company issued 2,000,000 common shares to the CEO as compensation for services. The company valued these shares at $0.02 per share and recorded an expense of $40,000.

NOTE 6– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

2014

On November 22, 2013, the Company converted 36,000 of outstanding warrants to Preferred B shares for $36,000.

On November 27, 2013, the Company converted 10,000 outstanding warrants for $10,000 of Preferred B Shares and on December 5, 2013 the Company converted 35,000 outstanding warrants to Preferred B Shares.

Amendment of Articles of Incorporation

On November 14, 2013, the Company likewise filed with the Nevada Secretary of State two Certificates of Designation, setting forth the rights and restrictions upon two new Series of Preferred Stock authorized in the foregoing Amended and Restated Articles of Incorporation.

Series B Convertible Preferred Stock

The Series B Convertible Preferred stock consist of Fifty Million (50,000,000) shares (the “Series B Stock”), with certain rights, privileges, preferences and restrictions as set forth in the Series B Preferred Stock.

Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

The Holders have the right to convert each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements of paragraph 3.2, at any time after Six (6) months from the date of issuance, into fully paid and non-assessable shares of the Common Stock. Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25) Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25)

Holders of Series B Stock may convert at any time following the issuance of Sixty-One (61) day written notice (“Notice Period”) delivered to the Corporation (“Notice to Convert”) or earlier if the Notice Period shall be waived by the Corporation’s Board of Directors.

In case of any consolidation or merger of the Corporation as a result of which holders of Common Stock become entitled to receive other stock or securities or property of another corporation for cash, or in the case of any conveyance of all or substantially all of the assets of the Corporation to another corporation, the Corporation shall mail to each holder of Series B Stock at least Thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series B Stock into Common Stock pursuant to this Paragraph 3 and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series B Stock would have been entitled upon conversion pursuant to Section 8.1(a) hereof.

 The Corporation will not, by amendment of its Articles of Incorporation or by amendment to the Certificate of Designation of the Rights, Privileges,

 Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the assets of the Corporation available for distribution to its stockholders shall be distributed as follows:

(1)
The holders of the Series B Convertible Preferred shall be entitled to receive, prior to the holders of Common Stock an amount equal to $1.25 per share with respect to each share of Series B Convertible Preferred.

(2)
If upon occurrence of a Liquidation the assets and funds thus distributed among the holder of the Series B Convertible Preferred shall be insufficient to permit the payment to such holders of the full preferential amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Series B Convertible Preferred ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

(3)
After payment of the full amounts to the holders of Series B Convertible Preferred as set forth above in paragraph (1), any remaining assets of the Corporation shall be distributed pro rata to the holders of the Preferred Stock and Common Stock (in the case of the Preferred Stock, on an “as converted” basis into Common Stock).

For purposes of this Section and unless a majority of the holders of the Series B Convertible Preferred affirmatively vote or agree by written consent to the contrary, a Liquidation shall be deemed to include (i) the acquisition of the Corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) and (ii) a sale of all or substantially all of the assets of the Corporation, unless the Corporation’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Corporations acquisition or sale or otherwise) hold at least fifty-one percent (51%) of the voting power of the surviving or acquiring entity.

If any of the assets of the Corporation are to be distributed other than in cash under this Section, then the board of directors of the Corporation shall promptly engage independent competent appraisers to determine the value of the assets to be distributed to the holders of Preferred Stock or Common Stock. The Corporation shall, upon receipt of such appraiser’s valuation, give prompt written notice to each holder of shares of Preferred Stock or common Stock of the appraiser’s valuation.

Holders of the Series B Convertible Preferred Stock have no voting rights. Except as required by law, the holders of shares of Series B Stock and the holders of Common Stock and all classes of Preferred and Common Stock shall be entitled to notice of any stockholder’s meeting. Upon conversion into the Corporation’s Common Stock, the holders of each class of Series B Stock shall have that number of votes equal to those on an “as converted” basis pursuant to the provisions of Paragraph 3.1 above.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock consists of One Hundred (100) shares (the “Series C Stock”), with certain rights, privileges, preferences and restrictions as set forth in Series C Preferred Stock Certificate of Designation.

A new series of Preferred Stock from the Corporation’s authorized shares of Preferred Stock is hereby created, designated Series C Convertible Preferred Stock, consisting of One Hundred (100) shares (the “Series C Stock”), with certain rights, privileges, preferences and restrictions as set forth in the November 12, 2013 Consent.

Holders of the Series C Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

Each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements at any time following Twelve (12) Months from the issuance of such shares of Series C Stock, into such number of fully paid and non-assessable shares of the Common Stock. For each share of Series C Stock, the holder will receive upon Conversion, $1,000,000 worth of Common Shares (the “Conversion Ratio”) of the Corporation.

Holders of Series C Stock may convert at any time following the issuance of Sixty-One (61) day written notice (“Notice Period”) delivered to the Corporation (“Notice to Convert”) or earlier if the Notice Period shall be waived by the Corporation’s Board of Directors.

In case of any consolidation or merger of the Corporation as a result of which holders of Common Stock become entitled to receive other stock or securities or property of another corporation for cash, or in the case of any conveyance of all or substantially all of the assets of the Corporation to another corporation, the Corporation shall mail to each holder of Series C Stock at least Thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series C Stock into Common Stock and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series C Stock would have been entitled upon conversion.

The Corporation will not, by amendment of its Articles of Incorporation or by amendment to the Certificate of Designation of the Rights,

In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend which is the same as cash dividends paid in a previous quarter) or other distribution, the Corporation shall mail to each holder of shares of Series C Stock at least Ten (10) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of paying such dividend or distribution.

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the assets of the Corporation available for distribution to its stockholders shall be distributed as follows:

(1)       The holders of the Series C Convertible Preferred shall be entitled to receive, prior to the holder of Common Stock an amount equal to $1.10 per share for each share of Common Stock into which each share of Series C Convertible Preferred could have been converted prior to such Liquidation, in accordance with the Conversion Ratio in paragraph 3.1 above.

(2)       If upon occurrence of a Liquidation the assets and funds thus distributed among the holder of the Series C Convertible Preferred shall be insufficient to permit the payment to such holders of the full preferential amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Series C Convertible Preferred ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

(3)       After payment of the full amounts to the holders of Series C Convertible Preferred as set forth above in paragraph (1), any remaining assets of the Corporation shall be distributed pro rata to the holders of the Preferred Stock and Common Stock (in the case of the Preferred Stock, on an “as converted” basis into Common Stock).

For purposes of this Section and unless a majority of the holders of the Series C Convertible Preferred affirmatively vote or agree by written consent to the contrary, a Liquidation shall be deemed to include (i) the acquisition of the Corporation by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) and (ii) a sale of all or substantially all of the assets of the Corporation, unless the Corporation’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Corporations acquisition or sale or otherwise) hold at least fifty percent (50%) of the voting power of the surviving or acquiring entity.

If any of the assets of the Corporation are to be distributed other than in cash under this Section, then the board of directors of the Corporation shall promptly engage independent competent appraisers to determine the value of the assets to be distributed to the holders of Preferred Stock or Common Stock. The Corporation shall, upon receipt of such appraiser’s valuation, give prompt written notice to each holder of shares of Preferred Stock or common Stock of the appraiser’s valuation.

Except as required by law, the holders of shares of Series C Stock shall be entitled to notice of any stockholder’s meeting. Upon conversion into the Corporation’s Common Stock, the holders of each class of Series C Stock shall have that number of votes equal to those on an “as converted” basis pursuant to the provisions of Paragraph 3.1 above.

Except as otherwise required by law, for as long as the shares of Series C Stock remain outstanding, the Corporation shall have the option to redeem all of the outstanding shares of Series C Stock at any time on an all or nothing basis unless otherwise mutually agreed in writing between the Corporation and the holders of the Series C Stock holding at least 51% of such Series C Stock, beginning at Ten (10) days following notice by the Corporation, at a redemption price of $1.10 per share for each share of Common Stock into which each share of Series C Convertible Preferred could have been converted prior to such Redemption, in accordance with the Conversion Ratio in paragraph 3.1 above. Redemption payments shall only be made in cash within Sixty (60) days of notice to redeem from the Corporation.

ACQISITION OF ENTERTAINMENT LITERARY MATERIAL AND INTELLECTUAL PROPERTY

On November 14, 2013

On November 14, 2013, Gawk Incorporated (the “Purchaser”), and Poker Junkies Production, LLC (the “Seller”) closed on an Asset Purchase Agreement, dated November 14, 2013 (the “Asset Purchase Agreement”), whereby the Purchaser purchased from the Seller, all rights, title and interest in and to the motion picture currently entitled “Poker Junkies”, together with all other literary material and other intellectual property relating thereto in consideration in exchange for the Purchaser’s issuance to the Seller of 20 Series C Preferred Shares  each share of Series C Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements at any time following Twelve (12) Months from the issuance of such shares of Series C Stock, into such number of fully paid and non-assessable shares of the Common Stock. For each share of Series C Stock, the holder will receive upon Conversion, $1,000,000 worth of Common Shares (the “Conversion Ratio”) of the Corporation.  The Company also issued warrants that convert to the Company’s Series B Preferred Shares.

In connection with the Stock Purchase, the company has continued its focus on the business of online distribution of all digital content.

Because Mr. Hermansen was the Managing Member of Poker Junkies Production, LLC at the time of the Asset Purchase Agreement, and because he presently remains in that position, the Company’s Asset Purchase Agreement with Poker Junkies Production, LLC on November 14, 2013 is regarded as related party transaction.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Gawk Incorporated and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

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

Results of Operations for the Three and Nine months ended October 31, 2013 and October 31, 2012

We generated $0 and $4,425 in revenues for the three months ended October 31, 2013 and 2012, respectively as compared to $1,572 and $14,694 in revenues for the nine months ended October 31, 2013 and 2012.  Our revenues are minimal and we are still a development stage company.

General and administrative expenses increased to $124,828 from $25,012 for the three months ended October 31, 2013 and 2012, respectively as compared to $165,585 and $32,767 for the nine months ended October 31, 2013 and 2012.  Our General and administrative expenses increase is related to the cash withdrawn by prior management of $71,385, accounting fees of $12,538, legal fees of $13,000, filing fees of $18,273 is related to the acquisition of common stock issued through a third party transaction, and common stock issued for services of $40,000.

We recorded a loss of $124,828 and $16,947 for the three months ended October 31, 2013 and 2012 as compared to $164,013 and $16,226 for the nine months ended October 31, 2013 and 2012.

Liquidity and Capital Resources

The Company has material an advance, one from our prior Chief Executive Officer for approximately $26,537 and we repaid the advances for prior management of $12.

Our cash used in operating activities were $130,473 and $14,328 for the nine months ended October 31, 2013 and 2012, respectively. The increase in cash flows used in operations was primarily attributable to the changes in operating assets and liabilities, primarily related to decreases in amounts payable, in 2013 as compared to the 2012 period.

Cash provided by financing activities was $26,525 and $0 for the nine months ended October 31, 2013 and 2012, respectively. We received cash from advances from our CEO of $26,537 and repaid prior management of $12.

There is a strong possibility that we may not be able to satisfy our cash requirements over the next twelve months and may be required to raise additional cash from outside sources.

In the event that we are required to raise additional cash from outside source, we may issue equity securities or incur additional debt. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective since the Company has been ineffective in filing timely.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective as of October 31, 2013. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  The Company has been ineffective in the timely filing of the company’s quarterly filings.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of October 31, 2013, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

2)	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect-on a timely basis-any potential loss due to fraudulent activity.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2013 during our nine months ended October 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

2013

On November 13, 2013, the Company issued 2,000,000 common shares to CEO as compensation for services. The Company fair valued these shares at $0.02 per shares  and  recorded an expense of $40,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2013.

ITEM 4.  MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for October 31, 2013

Exhibits

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
__________________________________________________

(1) Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on February 13, 2008.
(2) Filed herein

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Gawk Incorporated

Date: December 16, 2013	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	Gawk, Incorporated

Date: December 16, 2013	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)