Form 10-K
period 2014-01-31
Gawk Inc.
filed 2014-08-07
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  333-180611

Gawk, Incorporated
(Name of small business issuer as specified in its charter)
(Formerly Media Mechanics, Inc.)

Nevada	33-1220317
State of Incorporation	IRS Employer Identification No.

5300 Melrose Avenue, Suite 42
Los Angeles, CA  90038
 (Address of principal executive offices)

 (888) 754-6190
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $147,000,000 as based on the closing price of the stock on July 11, 2014.  The voting stock held by non-affiliates on that date consisted of 75,000,000 shares of common stock.

Documents Incorporated by Reference: None

Gawk, Incorporated
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 31, 2014 and 2013

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of competitive products and pricing;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

PART I

ITEM 1.  BUSINESS.

General

The financial statements presented in this report are of Gawk, Inc., a Nevada corporation. When the terms “Gawk”, the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Gawk, Inc.

Our Company

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA  90038 our telephone number is 888-754-6190.  We have a January 31 fiscal year end. Our objective is to enhance current search engine optimization services by developing software that will offer clients a web-based interface to access software tools to automate and manage a client’s backlinks and potentially other aspects of the website search engine optimization (SEO) process. The sale of varying levels of the shares offered will affect the operations and activities contemplated below. After the completion of the offering, management will determine how to best allocate the proceeds received.

On August 22, 2013, the Company affected a forward split of 30 shares for each one share outstanding as of August 22, 2013, where each stockholder received 30 additional shares for each share owned as of the record date. All share amounts in this report have been retroactively adjusted for all periods presented to reflect this forward split.

On August 13, 2013, Gawk, Inc. (the “Company”), Scott Kettle (the “Purchaser”), Matthew Zipchen and Violetta Pioro (together with Matthew Zipchen, the “Sellers”) closed on a stock purchase agreement, dated July 31, 2013 (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers, 7,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 75% of the issued and outstanding shares of the Company, for an aggregate purchase price of $250,000 (the “Purchase Price”) (the “Stock Purchase”). Prior to the closing of the Stock Purchase Agreement, the Sellers were our majority shareholders, Matthew Zipchen was our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and  member of the board of directors of the Company (the “Board”), and Violetta Pioro was our Vice President and member of the Board.

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

Item 1.  Description of Business

Gawk Incorporated

“Gawk” is a fully self-service global digital distribution platform with an innovative and highly interactive social network for use by any device able to connect to the internet.  The site is primarily focused on filmed content but it has the capability and direction to fulfill all forms of digital media including but not limited to movies, documentaries, TV shows, music videos, vlogs, music, digital books, digital shorts, social networking videos and video game entertainment.

Software Development

In December 2013, GAWK launched a beta program proving the GAWK technology.  The beta is complete and GAWK will close the beta program to focus all efforts to prepare for launch of the following platforms: "Gawk Premium" in Q4 2014, "Gawk Channels" and "Gawk Services". GAWK.COM will soon be updated reflecting this.

"GAWK Premium" is the premiere destination for consumers to enjoy stellar content from major studios, networks, and choice independent creators.  Consumers may acquire content "a la cart" or through a premium subscription.  It is anticipated that "GAWK Premium" will launch supporting all major established platforms including: Windows & Mac OS Operating Systems, iPhone, iPad, Latest Android Devices, Smart TV's, integrated devices, and AppleTV.

"GAWK Channels" will offer a completely refreshing viewing experience engineered specifically for users to enjoy, discover, and learn while offering content creators the opportunity to participate with the global community in the unique social platform.

"GAWK Services" is a B2B solution which is the foundation of GAWK.  GAWK is currently in negotiations with various strategic partnerships to utilize "GAWK Services" to power 3rd party websites and mobile applications.

The Market and Industry

Gawk provides the flexibility that independent filmmakers need to compete in the distribution market.   Gawk is the innovation that major studios need to cater to the demands of consumer providing new methods to capitalize on their investment by being to release on 500m screens instead of 5000.   All the while with a social network which allows the independent filmmakers, the major studios, and the consumers to all thrive together

Netflix, iTunes and YouTube are the largest online media platforms of today.  These platforms fill specific needs for consumers but are still falling short of providing exactly what consumers want, when they want it, and at a price they want.  Their existing business models and platforms were created to keep up with the consumers demand for online streaming content due to the advent of high-speed Internet connectivity in homes across the globe.

The entertainment industry is among the last to embrace the digital revolution.  Decades have passed and the industry is still depending on a closed distribution system, providing a “controlled strategy” to recoup the millions (and now billions) of dollars spent each year facilitating the creation of new content.  The success of the closed distribution system depends on denying consumers freedoms on how to consume this content as technological advancements continued through our history.  Fortunately for the world, entertainment professionals and technology experts have finally shaken hands and created the future; gawk.

The entertainment industry continually attempts to stop technological advancements denying consumers the freedom to consume content in the ways in which they desire to consume it.  As early as 1975, VCRs began making their way into homes of America.  The head of the MPAA, Jack Valenti, confronted the US Congress, demanding to suppress the VCR, likening its effect on the film industry to the “Boston strangler” with the following statement (as recorded by Congress records), “I say to you that the VCR is to the American film producer and the American public as the Boston strangler is to the woman home alone.”  Fortunately for the film industry, the MPAA failed.  The VCR created “Home Video”, becoming a major income source for the film industry.  Recently, the Association of Theatre Owners have expressed the same sentiment toward online distribution sites such as Netflix.  The theater owners will suffer the same as did the MPAA in 1975.  The advancement of technology will not be slowed down if the American public continues to embrace it.

Netflix started out as a home DVD mail-service subscription based company; shipping DVDs to consumers directly to their homes instead of going to a Blockbuster to rent a movie.  Even with such a simple service it was still impossible to get exactly the movie you wanted to watch, when you wanted it, and for the price you wanted.  Consumers paid a monthly subscription fee for this service, but it was like Russian roulette to get the movie you wanted.  If Netflix’ demand for a specific title exceeded their physical copies they would send another title they thought you would like.  Sometimes it could take weeks or months to get the big title you wanted to watch.  Over time, consumers were not satisfied with this offering.

Netflix, trying to fight this problem began their online streaming platform.  To stream titles online Netflix would need to obtain digital distribution rights with content owners by either getting the rights for free or paying a nominal licensing fee to the content owner.  While major studios saw the platform as competition that would dissolve their thriving “Home Video” business model, independent filmmakers embraced it as it offered an additional channel for their art.  Launching the platform full of independent content Netflix’ streaming service was born.

Netflix over time has secured much more studio content, but is still plagued with lacking major titles and premium content.  Initially responsible for the success of the platform, independent film makers are now being neglected.  As Netflix chief content officer Ted Sarandos explained at the 2013 Film Independent Forum, Netflix has grown so big that dealing with independents is too difficult as they require one-off licensing deals, dealing with major studios is much easier to obtain the content for their platform to keep them successful.  This has created a tremendous void in the independent market. An independent market that created in just the last few years Academy Award winning films like Crash, The Artist,  The King’s Speech and massively commercial appealing films like,  My Big Fat Greek Wedding, Napoleon Dynamite and Little Miss Sunshine.  These films need outlets.

ITunes is plagued by the opposite problem.  They started with dealing with the major studios, the platform is a fantastic place for studios to have their premium content and sell it for top dollar.  To purchase a movie on iTunes it costs $14.99, to rent it costs around $3.99.  This helps keep the prices competitive with their physical distribution channels to not upset the market.  For independent film makers this platform is riddled with problems.  To put a movie on iTunes it costs the content creator around $500.00 to encode the movie for distribution.  Once it is online, the movie has a set sell price, the same price as a major studio title, $14.99.  They cannot set the price to be a reasonable price and Indies cannot compete with Studio marketing.  This impedes adventurous consumers from exploring titles by filmmakers that they don’t know anything about.  The cost of exploring new content is too great.  This leaves independent filmmakers completely without ability to leverage this platform to sell their content to consumers.

YouTube is a simple platform to understand.  Free content surviving on nominal ad revenue popping up in every which way, even most of the time blocking sections of the content on the screen to get the attention of the viewer.  There are artists who have mastered the art of leveraging YouTube to create careers and even sustainable income.  Over hundreds of millions of views, they are able to maintain roughly $10,000 per month.  Those accomplishing this task are very few as it is a mammoth undertaking and shot-in-the-dark at being able to obtain the millions of subscribers on your YouTube channel to maintain this type of traffic.

All of the above mentioned digital platform strategies have been combined and the site that will house them in a more streamlined package is Gawk.  Part Netflix, part iTunes, part YouTube and some new advanced monetizing technologies, Gawk will give consumers the opportunity to have real video on demand while having a shared internet experience and allow the consumer to digitally socialize while doing so.  All the while giving the business of the platform the ability to create revenue not just monthly but with each view, click and upsell potential on par with Amazon.com and Wal-Mart.  Gawk is where art and commerce will intersect on the information highway creating a company that reward its content creators as the creators reward Gawk for allowing them to do so.

Industry

The U.S. entertainment and media market generated $479.23 billion in 2012, representing 29.2 percent of the worldwide revenue of nearly $1.639 trillion.  In 2017, the U.S. is expected to account for $632.09 billion, or 29.4 percent of the worldwide total of more than $2.152 trillion, according to PricewaterhouseCoopers in its 2013-2017 Global Entertainment and Media Outlook.

The biggest growth in media consumer consumption will come from "over the top" streaming services like Gawk, Netflix, Hulu and Amazon.com. In 2013, OTT will generate $6.569 billion in revenue; in 2017, it's projected to reach $17.438 billion, representing growth of 27.2 percent annually. See http://m.hollywoodreporter.com/entry/view/id/172997

Competition

The “over the top” streaming services are expanding rapidly but currently the major players are Netflix, Hulu and Amazon.com.

Netflix is the world’s leading Internet television network with over 48 million members in more than 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. For one low monthly price, Netflix members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments.

Regulation

As this sector is expanding rapidly and still being defined the regulation is handled internally and not by an external agency.  Gawk is leveraging industry standard DRM (“digital rights management”) to protect the content according to the desires of the major studios and content owners.  Distribution rights for content is also to be handled leveraging GeoFencing practices to insure content is available strictly to the available regions according to the distribution rights.

Personnel

As of the date of this report, we have five full-time employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.  RISK FACTORS

This information is not required for small reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item is not applicable.

ITEM 2.  PROPERTIES

Starting in September 2013, the Company rents office space at 5300 Melrose Avenue, Suite 42, Los Angeles, CA  90038. The Company pays $100 per month in rent on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

On June 17, 2014 a verified complaint was filed in Maricopa County, Arizona being case number CV 2014-008511 against the Company by an investor known as Doyle Knudson. A temporary restraining order preventing the company from using any of the funds invested by Knudson was entered on the date of filing.  The complaint alleges fraud by the Company and its CEO in that Knudson allegedly was misinformed by the Company as to the use of the funds he invested.  The Company denies the allegations and will vigorously defend this frivolous claim and possibly file a counterclaim against the Plaintiff.

The temporary restraining order has prevented the use of its cash thereby preventing the Company from operating. In order to continue to operate and protect the Company and its shareholders, the Company may have to file for protection under Chapter 11 of the United States Bankruptcy Code unless this matter is quickly resolved and dismissed.

The parties are in serious negotiations to settle this matter.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gawk’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “GAWK.” There are 297 holders of certificates and 152,000,000 are outstanding and 77,000,000 are restricted shares.  There are no shares held by Depository Trust Company.

At January 31, 2014, there were 302,000,000 shares of common stock of Gawk outstanding and there were in excess of 297 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Gawk’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2014
First Quarter (February – April 2013)	$0.0	$0.0
Second Quarter (May – July 2013)	$0.0	$0.0
Third Quarter (August - October 2013)	$0.0	$1.00
Fourth Quarter (November – January 2014)	$0.04	$0.02
Fiscal Year 2013
First Quarter (February – April 2012)	$0.0	$0.0
Second Quarter (May – July 2012)	$0.0	$0.0
Third Quarter (August - October 2012)	$0.0	$0.0
Fourth Quarter (November – January 2013)	$8.50	$7.00

On June 24, 2014, the closing bid price of our common stock was $0.10.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended January 31, 2014. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Gawk’s Transfer Agent and Registrar for the common stock is V Stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY  11516, 646-536-3179, info@vstocktransfer.com.

Recent sales of Unregistered Securities

Fiscal Year Ending January 31, 2014 to the date of filing

In October 2013, the Company issued 2,000,000 shares of common stock for services valued at the trading price of the stock at $40,000.

From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock for $1,028,000.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants therefore the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock (See Note 5 - Rescinded Asset Acquisition).

On November 14, 2013 the Company issued 20 Series C Preferred Stock for the purchase of the assets of Poker Junkies, LLC.  On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Hermansen to deliver the assets purchased (See Note 5 - Rescinded Asset Acquisition).

On December 31, 2013 the Company issued 18 Series C Preferred Stock for the purchase of the assets of High Profile Distribution, LLC. .  On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Callahan to deliver the assets purchased (See Note 5 - Rescinded Asset Acquisition).

Fiscal Year Ended January 31, 2013

During the year ended January 31, 2014, the Company issued 75,000,000 shares of common stock for $50,000 in net cash proceeds

Common Stock

On November 14, 2013, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value.  There were 302,000,000 shares issued and outstanding as of January 31, 2014.  The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

Series A Preferred Stock

On March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitation and relative rights of the Company’s Series A Preferred Stock.  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock.  The terms of the Certificate of Designation of the Series A Preferred Stock, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitle to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

Series B Convertible Preferred Stock

The Series B Convertible Preferred stock consist of Fifty Million (50,000,000) shares (the “Series B Stock”), with certain rights, privileges, preferences and restrictions as set forth in the Series B Preferred Stock

Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

The Holders have the right to convert each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements, at any time after Six (6) months from the date of issuance, into fully paid and non-assessable shares of the Common Stock. Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25) Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25).

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

Warrants and Options

The Company had 8,000,000 warrants were issued and outstanding as of January 31, 2014 as of June 18, 2014 all warrants have been rescinded for failure to deliver the assets in accordance with the Agreement with Poker Junkies. The warrants had a holding period of 6 months and were excisable at 125% of the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

This is not required for smaller reporting companies and the company has elected to omit this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Overview

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address 5300 Melrose Avenue, Suite 42, Las Angeles, CA  90038.  In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN).

The Future of Gawk

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software and 3,000,000 common shares of Cloud through a consulting agreement with Gawk, Inc. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  Cipherloc has various features that will further protect our members and end users of our web developed platform.

CipherLoc™ is the first truly Polymorphic Cipher Engine that can be used in commercial, security sensitive applications and is far more secure than any cipher by itself. This PKPA Engine eliminates replay attacks because the cipher morphs quickly over time. It also rejects data access and injection, false commands, and data alteration. All such methods are keys to cyber intrusion, spoofing, and electronic attacks. CipherLoc™ is one facet of a layered defense in depth protection plan for any organization. Cost effective and easy to use, the CipherLoc™ Polymorphic Cipher Engine provides an electronic gate that restricts access to vital assets, production facilities, and distribution systems that comprise the backbone of today’s electronics based organizations.

A polymorphic cipher has the ability to change an encryption to another method of encryption or key on the fly and is more commonly known as a “mutating” cipher. Polymorphic ciphers are a revolutionary idea based on the information content in a message rather than the difficulty of the key. Using advanced set theory and information theory, this encryption method does not rely exclusively on large keys and complicated permutation/obscuring techniques. This makes the algorithm faster, thus, allowing cipher changes to occur VERY quickly, and requires less memory than other encryptions. Polymorphic changes take place at a rate no slower than the effective “unicity distance” (that certain amount of information needed in order to decrypt an encrypted message) of the cipher, more frequently than enough information can be collected to break the code. Most other ciphers are easily broken as hardware gets faster because it is easier to check all possible keys in the cipher key space. However, if a polymorphic cipher is implemented properly, the speed of the encryption will increase as the hardware gets faster. Thus, unlike other ciphers, this type of software becomes safer as computers get faster.

Fiscal Year Ended January 31, 2014, Compared to Fiscal Year Ended January 31, 2013

RESULTS OF OPERATIONS

Revenue decreased to $1,572 from $22,684 for the years ended January 31, 2014 and 2013, respectively.  We changed management and changed the focus to a software and content development Company.

General and administrative expenses increased to $423,950 from $52,985 for the years ended January 31, 2014 and 2013, respectively.  The increase in general and administrative expenses are primarily related to the salaries of management of $40,000, legal expenses of $37,407, consulting of $69,495, accounting expenses of $29,458, and other expenses of $72,006.

Research and development costs increased to $328,194 from $0.00 for the years ended January 31, 2014 and 2013, respectively.  Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $129,364 from $0.00 for the years ended January 31, 2014 and 2013, respectively.  Our related party transactions increased because of funds that prior managed disbursed to themselves for legal of $30,000, consulting fees of $79,364, and $20,000 to a talent agency of our prior CEO Mr. Mars Callahan and CCO Mr. John Hermansen.

Impairment of assets increased to $622,000 from $0.00 for the years ended January 31, 2014 and 2013, respectively.  Our impairment increase from the impairment of two acquisitions that was impaired because the parties never delivered the content to us in accordance with our agreement (See Note 5 - Rescinded Asset Acquisition).

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at January 31, 2014 of $1,526,907 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $450,000 to fund our operations and further $350,000 to development of our website platform.  The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) provided by operating activities were ($599,837) and ($25,798) for the years ended January 31, 2014 and 2013, respectively.  The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities, the increase in impairment of assets from the failure of Mr. Callahan and Mr. Hermansen to deliver the content in accordance with the agreements with Poker Junkies and High Profile Distributions in the year ended January 31, 2014 as compared to the year ended January 31, 2013.

Cash flows from financing activities. Cash provided by financing activities were $1,527,988 and $50,000 for the years ended January 31, 2014 and 2013, respectively. We received cash from sales of our investment payable of common stock of $1,028,000 and proceeds from subscription payable and $0.00 for the years ended January 31, 2014 and 2013, respectively. We received cash from sales of our common stock of $50,000 for the years ended January 31, 2013.

The Company has an accumulated deficit at January 31, 2014 of $1,526,907 and needs additional cash to maintain its operations.

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

Critical Accounting Policies

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Long-lived Assets

The Company  reviews its fixed assets and certain  identifiable  intangibles for impairment  whenever  events  or  changes  in  circumstances  indicate  that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset.  If such assets are  considered  to be  impaired,  the  impairment  to be recognized  is measured by the amount by which the carrying  amount of the asset exceeds  the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

GAWK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Gawk, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Gawk, Inc. and subsidiary (collectively, the “Company”)  as of January 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  Gawk, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gawk, Inc. and subsidiary as of January 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Gawk, Inc.  will continue as a going concern.  As discussed in Note 3 to the financial statements, Gawk, Inc.  has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey LLP
Malone Bailey LLP

www.malonebailey.com
Houston, Texas
August 6, 2014

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	January 31,
	2014	2013
ASSETS:
CURRENT ASSETS
Cash	$1,034,210	$106,410
Accounts receivable	-	2,858
Total current assets	1,034,210	109,268

TOTAL ASSETS	$1,034,210	$109,268

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$146,559	$9,318
Subscription payable	150,000	-
Investor payable	1,378,000	-
Due to related party	100,000	12
TOTAL LIABILITIES	1,774,559	9,330

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
A Preferred stock, $0.001 par value, 1,000 shares authorized; none issued and outstanding	-	-
B Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 302,000,000 and 300,000,000 issued and outstanding	302,000	300,000
Additional paid-in capital	485,000	(175,000)
Accumulated other comprehensive loss	(442)	(91)
Accumlated deficit	(1,526,907)	(24,971)
TOTAL STOCKHOLDERS' DEFICIT	(740,349)	99,938

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,034,210	$109,268

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	January 31,
	2014	2013

REVENUE	$1,572	$22,684

OPERATING EXPENSES:
General and administrative	423,950	52,985
Research and development	328,194	-
Related party transactions	129,364	-
Impairment of assets	622,000	-
Total operating expenses	1,503,508	52,985

NET LOSS BEFORE TAXES	(1,501,936)	(30,301)

Provision for income taxes	-	1,847

NET LOSS	$(1,501,936)	$(28,454)

Comprehensive income (loss):
NET LOSS	$(1,501,936)	$(28,454)
Other comprehensive income (loss)
Foreign currency translation adjustments	(351)	75
Total comprehensive income (loss)	$(1,502,287)	$(28,379)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	300,783,562	229,508,190

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 2014, AND 2013

										Accumulated
	A Preferred		B Preferred		C Preferred		Common		Additional	Other
	Stock		Stock		Stock		Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Deficit	Total
JANUARY 31, 2012	-	$-	-	$-	-	$-	225,000,000	$225,000	$(150,000)	$(166)	$3,483	$78,317

Common stock issue for cash	-	-	-	-	-	-	75,000,000	75,000	(25,000)	-	-	50,000

Foreign currency translation	-	-	-	-	-	-	-	-	-	75	-	75

Net loss	-	-	-	-	-	-	-	-	-	-	(28,454)	(28,454)

JANUARY 31, 2013	-	$-	-	$-	-	$-	300,000,000	$300,000	$(175,000)	$(91)	$(24,971)	$99,938

Common stock issued for services	-	-	-	-	-	-	2,000,000	2,000	38,000	-	-	40,000

C Preferred shares issued for acquisition of assets	-	-	-	-	38	-	-	-	622,000	-	-	622,000

C Preferred recinded	-	-	-	-	(38)	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	-	-	-	-	(351)	-	(351)

Net loss	-	-	-	-	-	-	-	-	-	-	(1,501,936)	(1,501,936)

JANUARY 31, 2014	-	$-	-	$-	-	$-	302,000,000	$302,000	$485,000	$(442)	$(1,526,907)	$(740,349)

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,501,936)	$(28,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	40,000	-
Impairment of assets	622,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,858	(2,469)
Accounts payable and accrued liabilities	137,241	9,318
Income tax payable	-	(1,847)
Due to related party	100,000	(1,100)
Deferred revenue	-	(1,246)
Net cash used in operating activities	(599,837)	(25,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for subcription payable	150,000
Proceeds for investor payable	1,378,000	-
Repayment of advancaes from shareholders	(12)
Proceeds from the sale of common stock	-	50,000
Net cash provided by financing activities	1,527,988	50,000

Effect of exchange rate changes	(351)	75
INCREASE (DECREASE) IN CASH	927,800	24,277
CASH, BEGINNING OF PERIOD	106,410	82,133
CASH, END OF PERIOD	$1,034,210	$106,410

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Preferred stock issued for acquisition of assets	$622,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAWK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA  90038 telephone number 888-754-6190.  We have a January 31 fiscal year end.  In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN).

NOTE 2 - BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

In managements’ opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at January 31, 2014 of $1,526,907 and needs additional cash to maintain its operations.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.  The Company’s most significant estimates relate to the valuation of its proprietary technology and the valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2014 and 2013, cash and cash equivalents include cash on hand and cash in the bank. The FDIC insures these deposits up to $250,000.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.  Our research and development costs for the years ended January 31, 2014 and 2013 were $328,194 and $0.00, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.  There were no options or warrants issued by the Company during the years ended January 31, 2014 and 2013.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of January 31, 2014 and 2013, the Company had no potentially dilutive instruments outstanding.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Recent Accounting Pronouncements

In the year ended January 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 5 – RECINDED ASSET ACQUISTIONS

The following is a detail of software at January 31, 2014 and 2013:

	2014	2013
Poker Junkies Intangibles	$238,000	$-
High Profile Distribution Intangibles	384,000	-
Total intangible assets	622,000	-
Accumulated impairment of assets	(622,000)	-
Total proprietary technology, net	$-	$-

Poker Junkies Production LLC

On November 14, 2013, Gawk Incorporated (the “Purchaser”), and Poker Junkies Production, LLC (the “Seller”) closed on an Asset Purchase Agreement, dated November 14, 2013 (the “Asset Purchase Agreement”), whereby the Purchaser purchased from the Seller, all rights, title and interest in and to the motion picture currently entitled “Poker Junkies”, together with all other literary material and other intellectual property relating thereto in consideration in exchange for the Purchaser’s issuance to the Seller of 20 Series C Preferred Shares representing $20,000,000 worth of the Company’s Common Stock upon conversion in accordance with the Company’s Amended and Restated Articles of Incorporation and its Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series C Convertible Preferred Stock (the “Issued Shares”), and a Warrant to purchase 8,000,000 of the Company’s Series B Preferred Shares (the “Warrant Shares”).  The Warrants were valued at $0.00 by and independent third party Certified Valuation Analyst.

On December 30, 2013, the Board of Gawk Incorporated (the “Company”) modified Section 2 of the Warrant Agreement dated November 14, 2013, by extending the exercise deadline entitling Poker Junkies, LLC to purchase from the Company 8,000,000 shares of Series B Preferred Stock from December 31, 2013 until the new date of June 30, 2014.

The Company had 8,000,000 warrants were issued and outstanding as of January 31, 2014.  As of June 18, 2014 all warrants have been rescinded for failure to deliver the assets in accordance with the Agreement with Poker Junkies.    The warrants had a holding period of 6 months and were excisable at 125% of the common stock.

The Company has valued these warrants at $0.00 in accordance with a third party Certified Valuation Analyst.

Purchase Price Allocation	November 14, 2013
Value of Consideration:
Equity instrument of 20 Series C Preferred Stock on December 31, 2013 value by a third party valuation	$238,000
Total Purchase Price	$238,000
Assets:
Media content	$238,000
Total assets	$238,000

On June 18, 2014 the Company rescinded this transaction because Mr. John Hermansen failed to deliver the assets that were purchased therefore the Company impaired the entire asset.

High Profile Distribution LLC

On December 31, 2013, Gawk Incorporated (the “Purchaser”), and High Profile Distribution, LLC (the “Seller”) closed on an Asset Purchase Agreement, dated December 31, 2013 (the “Asset Purchase Agreement”), whereby the Purchaser purchased from the Seller, all rights, title and interest in and to the television series currently entitled “House Game”, together with all other literary material and other intellectual property relating thereto in consideration in exchange for the Purchaser’s issuance to the Seller of 18 Series C Preferred Shares representing $18,000,000 worth of the Company’s Common Stock upon conversion in accordance with the Company’s Amended and Restated Articles of Incorporation and its Certificate of Designation of Rights, Privileges, Preferences and Restrictions of Series C Convertible Preferred Stock (the “Issued Shares”).

Purchase Price Allocation	December 31, 2013
Value of Consideration:
Equity instrument of 18 Series C Preferred Stock on December 31, 2013 value by a third party valuation	$384,000
Total Purchase Price	$384,000
Assets:
Media content	$384,000
Total assets	$384,000

On June 18, 2014 the Company rescinded this transaction because Mr. Mars Callahan failed to deliver the assets that were purchased therefore the Company impaired the entire asset.

NOTE 6– COMMITMENTS AND CONTINGENCIES

Rent expense for the years ended January 31, 2014 and 2013 was $360 for 2014.  The rental agreement is month to month and can be cancelled at any time.

NOTE 7– RELATED PARTY TRANSACTIONS

On September 10, 2013, the Company issued 2,000,000 common shares to the prior CEO for services valued at the trading price at the date of issuance at $40,000.

During the years ended January 31, 2014 and 2013, the prior CEO advanced the Company cash of $26,537 and $12, respectively. In addition, during the year ended January 31, 2013 the Company repaid the prior CEO $26,537. As of January 31, 2014 and 2013, the amount owed to the prior CEO for advances was $0 and $0, respectively.

As of January 31, 2014 the Company owes Mr. Scott Kettle $100,000 of unpaid salaries.

Related Party Expenses

Legal	Personal Expenses of Mars Callahan	$30,000
Unauthorized withdrawals	Personal Expenses of John Hermansen	75,364
Unauthorized withdrawals	Personal Expenses of Mars Callahan	24,000
Related Party Expenses		$129,364

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

On August 20, 2013 the Company entered into an employment agreement with Scott Kettle the Chief Executive Officer.  The Fixed Annual Compensation. The Company shall pay to Employee salary ("Fixed Annual Compensation") at the rate of $240,000 per annum beginning on August 20, 2013; at the rate of $300,000 per annum beginning on August 20, 2014; and at the rate of $360,000 per annum beginning on August 20, 2015. Fixed Annual Compensation is payable to the Employee in accordance with the Company’s usual salary practices, but in no event less than once monthly.

The Agreement allows for Bonus of the highest bonus incentive program (hereafter “BIP”) set up by the Board.  While the specific structure and trigger mechanisms for the BIP are at the sole discretion of the Board, the BIP shall afford Employee the opportunity to earn a minimum of $150,000 per year in cash bonuses through the Employee’s accomplishment of specific pre-identified reasonable milestones in the development of the Company’s business, or by exceeding the approved business plan revenue and income levels. Any payments under the BIP shall be paid annually to Employee and shall be paid no later than the end of the first quarter following the Company’s fiscal year-end. In addition to the BIP, Employee shall also be entitled to such  additional bonus, if any, as may be granted by the Board (with Employee abstaining from any vote thereon) or compensation or similar committee  thereof in the Board's (or such committee's) sole discretion based upon  employee's performance of his Services under this Agreement.

Additional Compensation. The Employee shall be entitled to receive an annual bonus no less than Two Percent (2%) of Adjusted Gross Sales. For the purpose of this Agreement, Adjusted “Adjusted Gross Sales” shall mean Gross Sales minus all fixed costs. Further, the Employee shall be entitled to receive such additional bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion, but no less than once every quarter.

Asset Sale or Merger. In the event of a sale of all of the assets or a merger in which the Company is not the surviving entity and in which the Company is valued at $50,000,000 or more, Employee will be entitled to the greater of 5 of the gross proceeds of the value of the transaction or $2,500,000 in cash to be paid upon the transaction’s closing.

The Agreement allows for standard vacation, health, participation in employee benefit plan among other things (See Exhibit 10. 4)

NOTE 8- EQUITY

On November 11, 2013, the Board of Directors of the Company approved a proposal to amend the Company’s Articles of Incorporation to provide for an increase in the authorized shares of the Company's Common Stock and Preferred Stock. The Amended and Restated Articles of Incorporation of the Company were filed with the Nevada Secretary of State on November 14, 2013 and authorize Seven Hundred Fifty Million (750,000,000) shares of $.001 par value capital stock, of which One Hundred Million (100,000,000) shares are designated $.001 par value preferred stock and Six Hundred Fifty Million (650,000,000) shares are designated $.001 common stock.

On November 14, 2013, the Company filed with the Nevada Secretary of State two Certificates of Designation, setting forth the rights and restrictions upon two new Series of Preferred Stock authorized in the foregoing Amended and Restated Articles of Incorporation.

1) Series B Convertible Preferred Stock, consisting of Fifty Million (50,000,000) shares, with certain rights, privileges, preferences and restrictions as set forth in the Series B Preferred Stock Certificate of Designation; and

2) Series C Convertible Preferred Stock, consisting of One Hundred (100) shares, with certain rights, privileges, preferences and restrictions as set forth in Series C Preferred Stock Certificate of Designation.

Amendment to Articles of Incorporation or Bylaws

In a Board Consent dated March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock, which the Board agreed to issue to TEKNOVU or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 6, 2014, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

Fiscal Year Ending January 31, 2014 to the date of Filing

In October 2013, the Company issued 2,000,000 shares of common stock for services valued at the trading price of the stock at $40,000.

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment (See Note 5 - Rescinded Asset Acquisition). As of January 31, 2014 this has been accounted for as an investor payable.

On December 19, 2013 the Company entered into a Stock Purchase Agreement for $100,000 with GWH Revocable Trust for 100,000 Preferred Series B Stock. As of January 31, 2014 this has been accounted for as an investor payable.

On January 23, 2014 the Company entered into a Stock Purchase Agreement for $250,000 with James E. McCrink Trust for 250,000 Preferred Series B Stock. As of January 31, 2014 this has been accounted for as an investor payable.

On November 14, 2013 the Company issued 20 Series C Preferred Stock for the purchase of the assets of Poker Junkies, LLC.  On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Hermansen to deliver the assets purchased (See Note 5 - Rescinded Asset Acquisition).

On December 31, 2013 the Company issued 18 Series C Preferred Stock for the purchase of the assets of High Profile Distribution, LLC. On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Callahan to deliver the assets purchased (See Note 5 - Rescinded Asset Acquisition).

The Company entered into a Stock Purchase Agreement on January 20, 2014 and the investor requested the return of their investment of $150,000.  The Company returned those funds on February 12, 2014.  This has been accrued as Subscription Payable as of January 31, 2014.

Fiscal Year Ended January 31, 2013

During the year ended January 31, 2014, the Company issued 75,000,000 shares of common stock for $50,000 in net cash proceeds

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended January 31, 2014 and 2013 consist of the following:

	Year Ended January 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$295,253	$10,605
State	78,155	-
	373,408	10,605
Valuation allowance	(373,408)	(10,605)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	January 31
	2014	2013

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	9.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	January 31
	2014	2013

Net operating loss carryforward	295,253	10,605
Valuation allowance	(295,253)	(10,605)

Deferred income tax asset	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $868,390 available to offset future taxable income through 2033.  For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended January 31, 2014 and 2013, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operation loss carryforward and the related valuation allowance.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as it is able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 10– SUBSEQUENT EVENTS

Related Party Expenses

Legal	Personal Expenses of Mars Callahan	$102,114
Unauthorized withdrawals	Personal Expenses of John Hermansen	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	105,705
Related Party Expenses		$401,034

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants and from February 2014 through August 6, 2014 the Company issued additional 599,200 of Series B Preferred stock of $599,200 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment (See Note 5 - Rescinded Asset Acquisition).  As of January 31, 2014 this has been accounted for as an investor payable.

In a Board Consent dated March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock and TEKNOVU cancelled 150,000,000 common stock, which the Board agreed to issue to TEKNOVU or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 6, 2014, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

On April 11, 2014, GAWK Incorporated (the "Company") and Doyle Knudson, an individual (the "Purchaser") entered into a Series C Preferred Stock Purchase Agreement dated as of April 10, 2014, pursuant to which the Company has agreed to sell, and the Purchaser has agreed to purchase, seven (7) shares of Series C Preferred Stock for an aggregate purchase price of $3,300,000 (the "Transaction").  The Series C Preferred Stock Purchase Agreement contains standard representations and warranties and provides that closing is subject to minimal closing conditions including a bring down of the representations and warranties of the parties, payment and delivery of a stock certificate.  Pursuant to the Series C Preferred Stock Purchase Agreement, if the Purchaser requests, the Company shall add the Purchaser to the Company's board of directors.  After closing the Transaction and for so long as Purchaser owns at least one share of Series C Preferred Stock or at least five percent (5%) of the Company's outstanding Common Stock, the Purchaser shall receive executive producer credit and reasonable executive producer fees in an amount to be determined by the parties in good faith in association with the production of all new original content produced by the Company.

On May 29, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $100,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models (See Exhibit 10. 5).

On June 9, 2014 the company entered into a consulting agreement with Kamrol Imperial Corporation for $450,000.  This agreement will assist management in developing a practical and effective strategic marketing and social media planning program, company branding, assessment of current technology and develop a technology roadmap, provide merger and acquisition assistance, and management consulting services (Exhibit 10.2).

On June 10, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $125,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models (See Exhibit 10. 6).

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software and 3,000,000 common shares of Cloud through a consulting agreement with Gawk, Inc. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  Cipherloc has various features that will further protect our members and end users of our web developed platform (Exhibit 10.1 and 10.3).

CipherLoc™ is the first truly Polymorphic Cipher Engine that can be used in commercial, security sensitive applications and is far more secure than any cipher by itself. This PKPA Engine eliminates replay attacks because the cipher morphs quickly over time. It also rejects data access and injection, false commands, and data alteration. All such methods are keys to cyber intrusion, spoofing, and electronic attacks. CipherLoc™ is one facet of a layered defense in depth protection plan for any organization. Cost effective and easy to use, the CipherLoc™ Polymorphic Cipher Engine provides an electronic gate that restricts access to vital assets, production facilities, and distribution systems that comprise the backbone of today’s electronics based organizations.

A polymorphic cipher has the ability to change an encryption to another method of encryption or key on the fly and is more commonly known as a “mutating” cipher. Polymorphic ciphers are a revolutionary idea based on the information content in a message rather than the difficulty of the key. Using advanced set theory and information theory, this encryption method does not rely exclusively on large keys and complicated permutation/obscuring techniques. This makes the algorithm faster, thus, allowing cipher changes to occur VERY quickly, and requires less memory than other encryptions. Polymorphic changes take place at a rate no slower than the effective “unicity distance” (that certain amount of information needed in order to decrypt an encrypted message) of the cipher, more frequently than enough information can be collected to break the code. Most other ciphers are easily broken as hardware gets faster because it is easier to check all possible keys in the cipher key space. However, if a polymorphic cipher is implemented properly, the speed of the encryption will increase as the hardware gets faster. Thus, unlike other ciphers, this type of software becomes safer as computers get faster.

On June 17, 2014 a verified complaint was filed in Maricopa County, Arizona being case number CV 2014-008511 against the Company by an investor known as Doyle Knudson. A temporary restraining order preventing the company from using any of the funds invested by Knudson was entered on the date of filing.  The complaint alleges fraud by the Company and its CEO in that Knudson allegedly was misinformed by the Company as to the use of the funds he invested.  The Company denies the allegations and will vigorously defend this frivolous claim and possibly file a counterclaim against the Plaintiff.

The temporary restraining order has prevented the use of its cash thereby preventing the Company from operating. In order to continue to operate and protect the Company and its shareholders, the Company may have to file for protection under Chapter 11 of the United States Bankruptcy Code unless this matter is quickly resolved and dismissed.

The parties are in serious negotiations to settle this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of January 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting were ineffective as of January 31, 2014.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•
Lack of segregation of duties and adequate documentation of our internal controls.  The Company also lacks segregation of duties and adequate documentation of our system of internal controls. The Company has implemented controls that the CEO would approve all transactions and the CFO would record and report these transactions which would implement segregation of duties weakness.

•
The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended January 31, 2014 and quarter ended April 30, 2014.

•
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

•	Changes in internal control over financial reporting

•
There were no changes in our internal control over financial reporting that occurred during the year ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include a standard internal control report by the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Scott Kettle	46	Chief Executive Officer and Chief Information Officer and CEO, Chairman, President
Ryan Wyler	38	Chief Technology Officer, Director
Chris Hall	51	Directors
Michael Salsman	77	Directors
Mars Callahan	42	Previous CEO, Principle Accounting Officer, President, Director
John Hermansen	43	Previous Chief Content Officer, Secretary, Treasurer, Director

The chief executive officer and director and officer of the Company will hold office until additional members or officers are duly elected and qualified.he background and principal occupations of the officers and directors of the Company is as follows:

Scott Kettle – Chief Executive Officer, Chief Information Officer, Chairman, President

Mr. Kettle, age 45, is the founder of a series of successful family-owned and operated public companies in the telephony and telecommunications industry in the wake of the government-mandated break-up of AT&T’s monopoly some 25 years ago. Beginning with Thrifty-Tel (TTEL) in partnership with his father William Kettle, a steeply discounted provider of long-distance telephone service and pioneer of Flat Rate Communications, Kettle moved on to the wholesale sector serving as CIO for Five Star Telecom from 1994 to 1999. In 1998, Mr. Kettle founded and served as President and CEO of Tele Com Specialists, Inc. a software company. Kettle moved into the emerging DSL area, founding SpeeDsl, Inc.

Mr. Kettle’s extensive public company experience and more than twenty-five years of executive management give him the qualifications and skills to serve as a senior executive for the Gawk team

Ryan Wyler – Chief Technology Officer, Director, and Secretary

Ryan Wyler, in 2001, Ryan created several automated deployment strategies for American Express.   In 2004, American Express outsourced their technologies department to IBM Global Services.   Impressed with Ryan’s work at Amex, IBM then commissioned Wyler to further develop technologies called “VSA” (Virtual Systems Admin) to manage and automate the key infrastructure of many of its customers including Nissan, Honeywell, Johnson & Johnson, American Express, and many more.  Returning to American Express in 2011 as a lead technical architect,

Chris Hall – Director

Chris Hall is a noted VoIP Networking Leader.  Chris has been designing, deploying and operating VOIP networks since 1998 and has been in telecommunications since his initial four year entry to the industry with AT&T (Pacific Telephone) beginning in 1978. He has been a serial entrepreneur for the last twenty years, starting up or advancing many telecom companies to the point where they could be sold to larger (often public) firms.

Global deregulation of telecoms and the development of VOIP technology combined to give Chris the opportunity to apply his USC undergraduate degree in International Relations and his UCLA M.B.A. in Finance to start building wholesale international simple resale (ISR) routes in 1998, he built and operated routes under FCC Section 214 license to every region of the world - a total of 15 countries, including: Costa Rica, Jamaica, Mexico, Vietnam, China, Thailand, Philippines, Japan, India, Bangladesh, Egypt, Ghana, Netherlands, the United Kingdom and most recently Panama, Uruguay and Argentina. In most cases, he visited each of these countries personally (more than once), and became familiar with the local business practices and import/export requirements.  He returned with more than just "routes" and extra passport pages as he collected children’s dolls, in native costume, from each country for his youngest daughter - giving her the best doll collection in the neighborhood.

During this time Chris became operationally qualified on Cisco, Excel and Nuera equipment, building on top of his degree in Data Communications Engineering, as well as mastering telecom billing applications software and advanced database programs (like MS Sequel). With a staff of three people, he did most of the operational work, and sub-contracted out as required.  Chris also did much of the sales, and is well known amongst the international wholesale community.

The proliferation of Competitive Local Exchange Carriers (CLEC's) made possible by the 1996 Telecom Act, the declining cost of VOIP equipment and the availability of next generation Session Border Controllers (SBC's) like Nextone and Sansay gave Chris a new challenge and opportunity in 2003 - to apply his VOIP expertise to the domestic (USA) market, this time building on his AT&T experience. This meant less travel and more stability. He built a profitable 30 million minute per month carrier with a capital investment of less than $350,000, annualized revenue reached over $3.5M from scratch in a short two year period, while still preserving his operational & sales involvement. Chris is operationally well qualified on OpenSIPS, Nextone and Sansay Session Border Controllers (aka Softswitches) and is well known to most major and minor wholesale carriers in the USA and many abroad.

Chris is a recognized VOIP industry leader, he has spoken at several trade shows and conferences such as Comptel, VON and Intelecard, and is a member of several industry associations, including Comptel, the Pacific Telecommunications Council and the West Coast Carrier Forum.

Michael Salsman – Director

Michael Selsman has been an executive with 20th Century-Fox, Paramount, MGM, Samuel Goldwyn, Jr., at Goldwyn Studios, and Universal. He was also a talent agent, representing Judy Garland, Marilyn Monroe, Peter Sellers, Marlene Dietrich, Henry, Jane, and Peter Fonda, Mervyn LeRoy, James Stewart, Lawrence Harvey, Rock Hudson, James Mason, James Garner, Alan Arkin, and Robert Redford, as well as authors Truman Capote and Roald Dahl, among others.  He also worked with Bing Crosby Productions on "Ben Casey", "Medic", "Slattery's People" and "Hogan's Heroes".

As a film producer, he associate-produced “Gotcha,” distributed by Universal, co-developed 18 motion picture projects at MGM, facilitated production of the feature film "Dirty Little Billy,” for Columbia Pictures, and was involved in developing "Bury My Heart at Wounded Knee," by Dee Brown, 'World Without End, Amen," by Jimmy Breslin, "I, Robot," by Issac Asimov, “RFK Must Die,” and "The Fortunate Pilgrim," by Mario Puzo. He also co- or line-produced films made in Berlin, Spain, Arizona, Florida, Montana, Wyoming, Texas and Arkansas. With Orson Welles, he developed “RFK Must Die,” a film project about the assassination of Robert Kennedy.  He has written screenplays for Hemdale Pictures, MGM, Robert Halmi Production, New World Pictures, and others.

He is considered an expert source on international entertainment and has been quoted in such publications as Time, Newsweek, TV Guide, and in various newspapers and books on the subjects of contracts and changing mores and social values in the media and commenting on Hollywood studio history,. He has also appeared on national and international television programs, such as ABC-TV’s “The Dark Side of Camelot,” hosted by the late Peter Jennings, “Current Affair,” on Fox-TV, “Hard Copy,” for CBS-TV, “Marilyn: Contre-Enquette Sur Une Mort Suspect,” one-hour investigative  program for French TV, “The Final Day,” one-hour investigative program for London’s Channel 4, and, most recently, filmed a segment for CBS News’ “48 Hours.”

He also served US Senator Dianne Feinstein as Deputy State Finance Director for her initial Senatorial campaign. He was recently in an advisory capacity for Marianne Williamson in her campaign for the 33rd Congressional District, and is advising Heidi Shink in her campaign for City Council, West Hollywood.

Serving for five years as Chairman of the Public Relations Committee and on the Foundation Board of Directors of St. Vincent Medical Center, Los Angeles, Selsman created and edited a quarterly, leading-edge journal, Medical-Science News.

Selsman has represented and worked with Neah Power Systems (NPWZ), where he was also a member of the Board of Directors; Buzz Technologies, Inc. (BZTG), Archer Entertainment Media Communications, Inc. (AEMC), where he also functioned as CEO; Advanced Technetix (AKYI), The Sinclair Private Fund, Signal Capital Hedge Fund, Applied DNA Sciences, Inc. (APDN), Herman Miller Workplace Resource, Inc., BKM Total Office, Investprivate.com, Alpha Spacecom, Inc. (ASPC) Creditz, Inc. (CEOA), Innovative Marketing, Inc. (INOV), Advanced Recycling (ARYC), Color Imaging, Inc.(CIMG), Electropure (ELTP), XO Communications (XOXO), Gene Cell (GCLL), Precom Technology (PMMT), Cyper Media (CYPR), Los Angeles Stars ABA franchise, Travel Dynamics (TDMN), Brilliant Digital Entertainment, Koo Koo Roo, American Technology Group, Texas Capital, Securities America, Newport West Financial, 20th Century-Fox, MGM, Donald T. Sterling Corporation, Los Angeles Clippers NBA franchise, and Fred Sands Realtors, among others.

He has guest-lectured at schools and universities such as UCLA, USC, Pepperdine, Westlake, Mount St. Mary's and Loyola, and has been quoted in Time, Newsweek, TV Guide and various books and newspapers, on contracts and changing social mores and values in the media.  He has also appeared on national and European network television programs commenting on Hollywood studio history.

PREVIOUS OFFICERS AND DIRECTORS

Mars Callahan – Previous Chief Executive Officer, President and Director

Mars Callahan was involved in the filming making of The Red Bag, and Double Down starring Jason Priestly and Richard Portnow. Then came PoolHall Junkies starring Christopher Walken, Chazz Palminteri, Rod Steiger and Mars Callahan in the lead role of Johnny Doyle.

 Mr. Callahan was removed as an Officer and Director of the Company for failing to disclose his Cease and Desist for securities fraud from the State of California as follows:

On January 9, 2012 The People of the State of California through the California Corporation issued a Judgment of Permanent Injunction, Civil Penalties and Ancillary Relief in Support of Stipulation Case No BC453611 in the Superior Court of California.  The Injunction was issued against DEFENDANTS Big Sky Motion Pictures, L.L.C., Spring Break ’83 Production, L.L.C., Spring Break ’83 Distribution, L.L.C., Spring Break ’83, Rand Jay Chortkoff and each of them, and their officers, directors, successors in interest, agents, employees, attorneys in fact, and all persons acting in concert or participating with them, shall be and are hereby permanently enjoined from engaging in, committing, aiding and abetting, or performing directly or indirectly, by any means whatsoever, from (1) violating Corporation Code Section 25401 - offering for sale of securities by means of written or oral communications which includes any untrue statements of material fact or fails to state material facts (2) Corporation Code 25110 – offering to sell offering the sale of securities unless such security or transaction is qualified or exempted qualification (3) violating the Desist and Refrain Order issued by the Commissioner by offering and selling unqualified, non-exempt securities (4) destroying any records for a period of (3) years.  Mr. Mars Callahan was the Chief Executive Officer, Director and owner of Big Sky Motion Pictures, L.L.C., Spring Break ’83 Production, L.L.C., Spring Break ’83 Distribution, L.L.C., Spring Break ’83, during which time this Permanent Injunction to be issued.

John Hermansen – Previous Chief Content Officer (and Director

Mr. Hermansen was removed as an Officer and Director of the Company for failing to disclose his Cease and Desist for securities fraud from the State of Colorado as follows:

On February 15, 2011 The State of Colorado issued a Consent Cease and Desist Order concerning Poker Junkies Production LLC, Abundance Entertainment, LLC and John Hermansen Case No XY 11-CD-008.  The Defendants were herby and permanently ordered to cease and desist from engaging in  (1) Offering to sell or selling unregistered securities in or from the State of Colorado in violation of §11-51-301, C.R.S; (2) Offering to sell or selling any securities in or from the State of Colorado unless Respondents are in compliance with the provisions of §§ 11-51-301, 401, and 501 C.R.S. or (3) Otherwise engaging in conduct in violation of any provision of the CSA, §§11-51-101, et. Seq., C.R.S.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of January 31, 2014, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely.  Current management needs to file Form 4 for the issuance of common shares as follows:

CEO	September 9, 2013	2,000,000 common shares
CEO	August 5, 2013	153,000,000 common shares

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business as Exhibit 14.1 to the Annual Report on Form 10-K attached hereto.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended January 31, 2014 and 2013,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2014 and 2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Matthew Zipchen Previous CEO	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -

Scott Kettle CEO and CIO	2013 2014	- -	- -	- 40,000	- -	- -	- -	- -	- 40,000

Chris Hall Director	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -

Michael Selsman Director	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -

Mars Callahan Previous CEO, CFO, Director	2013 2014	- 54,000	- -	- -	- -	- -	- -	- -	- 54,000

Ryan Wyler, CTO, Director	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -

John Hermansen Previous CCO Director	2013 2014	- 75,364	- -	- -	- -	- -	- -	- -	- 75,364

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Scott Kettle	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Chris Hall	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Michael Selsman	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Mars Callahan	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

John Hermansen	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Ryan Wyler	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -	- -

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock or through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided except as follows:

On August 20, 2013 the Company entered into an employment agreement with Scott Kettle the Chief Executive Officer.  The Fixed Annual Compensation. The Company shall pay to Employee salary ("Fixed Annual Compensation") at the rate of $240,000 per annum beginning on August 20th 2013; at the rate of $300,000 per annum beginning on August 20th 2014; and at the rate of $360,000 per annum beginning on August 20th 2015. Fixed Annual Compensation is payable to the Employee in accordance with the Company’s usual salary practices, but in no event less than once monthly.

The Agreement allows for Bonus of the highest bonus incentive program (hereafter “BIP”) set up by the Board.  While the specific structure and trigger mechanisms for the BIP are at the sole discretion of the Board, the BIP shall afford Employee the opportunity to earn a minimum of $150,000 per year in cash bonuses through the Employee’s accomplishment of specific pre-identified reasonable milestones in the development of the Company’s business, or by exceeding the approved business plan revenue and income levels. Any payments under the BIP shall be paid annually to Employee and shall be paid no later than the end of the first quarter following the Company’s fiscal year-end. In addition to the BIP, Employee shall also be entitled to such  additional bonus, if any, as may be granted by the Board (with Employee abstaining from any vote thereon) or compensation or similar committee  thereof in the Board's (or such committee's) sole discretion based upon  employee's performance of his Services under this Agreement.

Additional Compensation. The Employee shall be entitled to receive an annual bonus no less than Two Percent (2%) of Adjusted Gross Sales. For the purpose of this Agreement, Adjusted “Adjusted Gross Sales” shall mean Gross Sales minus all fixed costs. Further, the Employee shall be entitled to receive such additional bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion, but no less than once every quarter.

Asset Sale or Merger. In the event of a sale of all of the assets or a merger in which the Company is not the surviving entity and in which the Company is valued at $50,000,000 or more, Employee will be entitled to the greater of 5 of the gross proceeds of the value of the transaction or $2,500,000 in cash to be paid upon the transaction’s closing.

The Agreement allows for standard vacation, health, participation in employee benefit plan among other things (See Exhibit 10. 4)

On November 19, 2013, the Board of Directors appointed John Hermansen as a member of the Board of Directors and the Chief Content Officer, and Secretary.

On December 31, 2013, the Board of Gawk Incorporated accepted the resignation of Scott Kettle as the Company’s Chief Executive Officer, President, and Director, and appointed Mr. Kettle to serve the Company as Chief Information Officer.  On the same date the Board appointed Mr. Mars Callahan as the Company’s new CEO, President and Director.  On the same date, the Board appointed Mr. Ryan Wyler as the Company’s Chief Technology Officer.  John Hermansen, the Company’s Chief Content Officer, continues to serve in that capacity, and he remains a member of the Board.

On May 13, 2014 Mars Callahan and John Hermansen recently became board members and both of these gentlemen failed to disclose, as required under 14 CFR 229.401(f)(5) that they were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated. Mars Callahan and John Hermansen were requested to resign and refused without severance payments that the board rejected.

On May 13, 2014 Mars Callahan and John Hermansen were removed from the board and fired as officers by Scott Kettle a director and majority shareholder. Then Michael Selsman and Chris Hall replaced Mars Callahan and John Hermansen as directors.

Specifically, the following information was not disclosed to the registrant. On January 9, 2012 The People of the State of California through the California Corporation Commission issued a Judgment of Permanent Injunction, Civil Penalties and Ancillary Relief in Support of Stipulation Case No BC453611 in the Superior Court of California.  The Injunction was issued against DEFENDANTS Big Sky Motion Pictures, L.L.C., Spring Break ’83 Production, L.L.C., Spring Break ’83 Distribution, L.L.C., Spring Break ’83, Rand Jay Chortkoff and each of them, and their officers, directors, successors in interest, agents, employees, attorneys in fact, and all persons acting in concert or participating with them, shall be and are hereby permanently enjoined from engaging in, committing, aiding and abetting, or performing directly or indirectly, by any means whatsoever, from (1) violating Corporation Code Section 25401 - offering for sale of securities by means of written or oral communications which includes any untrue statements of material fact or fails to state material facts (2) Corporation Code 25110 – offering to sell offering the sale of securities unless such security or transaction is qualified or exempted qualification (3) violating the Desist and Refrain Order issued by the Commissioner by offering and selling unqualified, non-exempt securities (4) destroying any records for a period of (3) years.  Mr. Mars Callahan was the Chief Executive Officer, Director and owner of Big Sky Motion Pictures, L.L.C., Spring Break ’83 Production, L.L.C., Spring Break ’83 Distribution, L.L.C., Spring Break ’83, during which time this Permanent Injunction to be issued.

On February 15, 2011 The State of Colorado issued a Consent Cease and Desist Order concerning Poker Junkies Production LLC, Abundance Entertainment, LLC and John Hermansen Case No XY 11-CD-008.  The Defendants were herby and permanently ordered to cease and desist from engaging in  (1) Offering to sell or selling unregistered securities in or from the State of Colorado in violation of §11-51-301, C.R.S; (2) Offering to sell or selling any securities in or from the State of Colorado unless Respondents are in compliance with the provisions of §§ 11-51-301, 401, and 501 C.R.S. or (3) Otherwise engaging in conduct in violation of any provision of the CSA, §§11-51-101, et. Seq., C.R.S.

On March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock, which the Board agreed to issue to TEKNOVU or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 6, 2014, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

On April 11, 2014, GAWK Incorporated (the "Company") and Doyle Knudson, an individual (the "Purchaser") entered into a Series C Preferred Stock Purchase Agreement dated as of April 10, 2014, pursuant to which the Company has agreed to sell, and the Purchaser has agreed to purchase, seven (7) shares of Series C Preferred Stock for an aggregate purchase price of $3,300,000 (the "Transaction").  The Series C Preferred Stock Purchase Agreement contains standard representations and warranties and provides that closing is subject to minimal closing conditions including a bring down of the representations and warranties of the parties, payment and delivery of a stock certificate.  Pursuant to the Series C Preferred Stock Purchase Agreement, if the Purchaser requests, the Company shall add the Purchaser to the Company's board of directors.  After closing the Transaction and for so long as Purchaser owns at least one share of Series C Preferred Stock or at least five percent (5%) of the Company's outstanding Common Stock, the Purchaser shall receive executive producer credit and reasonable executive producer fees in an amount to be determined by the parties in good faith in association with the production of all new original content produced by the Company.

Presently the Company has no employment agreements with the officers and directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of June 25, 2014 based on 152,000,000 (Post –Split)shares of common stock issued and outstanding on a fully diluted basis.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Kettle(1) c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock	77,000,000	51.00%

Scott Kettle(1) c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Preferred Series A Stock	1,000	51.00%

All Officers and Directors As a Group (2 persons)	Common Stock	77,000,000	51.00%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Common Stock

On November 14, 2013, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value.  There were 302,000,000 shares issued and outstanding as of January 31, 2014.  The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

The holders of our common stock are not entitled to preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

Series A Preferred Stock

On March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitation and relative rights of the Company’s Series A Preferred Stock.  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock.  The terms of the Certificate of Designation of the Series A Preferred Stock, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitle to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

Series B Convertible Preferred Stock

The Series B Convertible Preferred stock consist of Fifty Million (50,000,000) shares (the “Series B Stock”), with certain rights, privileges, preferences and restrictions as set forth in the Series B Preferred Stock

Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

The Holders have the right to convert each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements, at any time after Six (6) months from the date of issuance, into fully paid and non-assessable shares of the Common Stock. Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25) Each Share of Series B Preferred Stock is convertible into the Common Stock of the Company on the basis of One (1) Series B Preferred Share for One and One Quarter (1.25) Common Shares (1:1.25).

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

Warrants and Options

The Company had 8,000,000 warrants were issued and outstanding as of January 31, 2014 as of June 18, 2014 all warrants have been rescinded for failure to deliver the assets in accordance with the Agreement with Poker Junkies. The warrants had a holding period of 6 months and were excisable at 125% of the common stock.

The Company has valued these warrants at $0.00 in accordance with a third party Certified Valuation Analyst.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.  However the Holders of the Series A Preferred Stock will be entitle to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Convertible Securities

The Company has no convertible securities as of January 31, 2014.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Gawk’s Transfer Agent and Registrar for the common stock is V Stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY  11516, 646-536-3179, info@vstocktransfer.com.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 10, 2013, the Company issued 2,000,000 common shares to the prior CEO for services valued at the trading price at the date of issuance at $40,000.

During the years ended January 31, 2014 and 2013, the prior CEO advanced the Company cash of $26,537 and $12, respectively. In addition, during the year ended January 31, 2013 the Company repaid the prior CEO $26,537  As of January 31, 2014 and 2013, the amount owed to the prior CEO for advances was $0 and $0, respectively.

Related Party Expenses

Legal	Personal Expenses of Mars Callahan	$30,000
Unauthorized withdrawals	Personal Expenses of John Hermansen	75,364
Unauthorized withdrawals	Personal Expenses of Mars Callahan	24,000
Related Party Expenses		$129,364

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Malone Bailey LLP for the audit of the Company’s annual financial statements for fiscal years ended January 31, 2014 and 2013 were approximately $15,000 and $7,500, respectively.

Audit-Related Fees. The aggregate fees billed by Malone Bailey LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended January 31, 2014 and 2013, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Malone Bailey LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2014 and 2013 were $0 and $0, respectively.

All Other Fees.  The aggregate fees billed by Malone Bailey LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended January 31, 2014 and 2013 were $0 and $0, respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
10.1	Cloud Medical Doctors Software Corporation 48 month Licensing Agreement (3)
10.2	Consulting Agreement with Kamrol Imperial Corporation (3)
10.3	Gawk, Inc. Consulting Agreement with Cloud Medical Doctors Software Corporation (3)
10.4	Scott Kettle Employment Agreement (3)
10.5	Consulting Agreement with BCMG Entertainment, Inc. Dated May 29, 2014 (3)
10.6	Consulting Agreement with BCMG Entertainment, Inc. Dated June 10, 2014(3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008
(3)	Filed herein

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Gawk, Inc.
Registrant
Date: August 7, 2014	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer), President

Date: August 7, 2014	By:	/s/ Scott Kettle
Scott Kettle
Principal Accounting Officer , Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 7, 2014	By:	/s/ Scott Kettle
Scott Kettle
Director

Date: August 7, 2014	By:	/s/ Michael Selsman
Michael Selsman
Director

Date: August 7, 2014	By:	/s/ Chris Hall
Chris Hall Director

Date: August 7, 2014	By:	/s/ Ryan Wyley
Ryan Wyley Director