Form 10-K/A
period 2014-01-31
Gawk Inc.
filed 2014-09-03
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $147,000,000 as based on the closing price of the stock on July 11, 2014. The voting stock held by non-affiliates on that date consisted of 147,000,000 shares of common stock.

Documents Incorporated by Reference: None

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended January 31, 2014 (the “10-K”) is to correct exhibit 10.6 Consulting Agreement with BCMG Entertainment, Inc. dated June 10, 2014. The Registrant inadvertently attached the incorrect exhibit A of that consulting agreement.

No other changes have been made to the 10-K and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Gawk, Inc.
Registrant
Date: September 3, 2014	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer), President

Date: September 3, 2014	By:	/s/ Scott Kettle
Scott Kettle
Principal Accounting Officer, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 3, 2014	By:	/s/ Scott Kettle
Scott Kettle
Director

Date: September 3, 2014	By:	/s/ Michael Selsman
Michael Selsman
Director

Date: September 3, 2014	By:	/s/ Chris Hall
Chris Hall Director