Form 10-Q
period 2014-04-30
Gawk Inc.
filed 2014-09-03
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-180611

Gawk Incorporated

(Name of small business issuer as specified in its charter)

(formerly Media Mechanics, Inc.)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2014
Common stock, $0.001 par value	152,000,000

GAWK INCORPORATED

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2014	2014
ASSETS:
CURRENT ASSETS
Cash	$3,847,779	$1,034,210
Total current assets	3,847,779	1,034,210

TOTAL ASSETS	$3,847,779	$1,034,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$114,772	$146,559
Subscription payable	-	150,000
Investor payable	2,077,200	1,378,000
Due to related party	159,000	100,000
TOTAL LIABILITIES	2,350,972	1,774,559

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
A Preferred stock, $0.001 par value, 1,000 shares authorized;	1	-
1,000 and none issued and outstanding; respectively
B Preferred stock, $0.001 par value, 50,000,000 shares authorized;	-	-
none issued and outstanding
C Preferred stock, $0.001 par value, 100 shares authorized;	-	-
7 and none issued and outstanding; respectively
Common stock, $0.001 par value, 650,000,000 shares authorized;
152,000,000 and 302,000,000 issued and outstanding; respectively	152,000	302,000
Additional paid-in capital	3,934,999	485,000
Accumulated other comprehensive loss	(442)	(442)
Accumulated deficit	(2,589,751)	(1,526,907)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,496,807	(740,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,847,779	$1,034,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	April 30,
	2014	2013

REVENUE	$-	$1,572

OPERATING EXPENSES:
General and administrative	199,074	35,824
Research and development	478,735	-
Related party transactions	385,035	-
Total operating expenses	1,062,844	35,824

NET LOSS	$(1,062,844)	$(34,252)

Comprehensive income (loss):
NET LOSS	$(1,062,844)	$(34,252)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(259)
Total comprehensive income (loss)	$(1,062,844)	$(34,511)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	210,333,333	300,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,062,844)	$(34,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	1,617
Accounts payable and accrued liabilities	(31,787)	1,619
Due to related party	59,000	-
Net cash used in operating activities	(1,035,631)	(31,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Refund of subscription payable	(150,000)
Proceeds for investor payable	699,200	-
Proceeds from the sale of Preferred C stock	3,300,000
Net cash provided by financing activities	3,849,200	-

Effect of exchange rate changes	-	(259)
INCREASE (DECREASE) IN CASH	2,813,569	(31,275)
CASH, BEGINNING OF PERIOD	1,034,210	106,410
CASH, END OF PERIOD	$3,847,779	$75,135

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Preferred A stock exchanged for common stock	$150,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2014 included within its Form 10-K as filed with the Securities and Exchange Commission.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.  Our research and development costs for the three months ended April 30, 2014 and 2013 were $478,735 and $0.00, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.  There were no options or warrants issued by the Company during the three months ended April 30, 2014 and 2013.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of April 30, 2014 and April 30, 2013, the Company had no potentially dilutive instruments outstanding.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended April 30, 2014 of $1,062,844, an accumulated deficit of $2,589,751, cash flows used by operating activities of $1,035,631 and needs additional cash to maintain its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4– RELATED PARTY TRANSACTIONS

In a Board Consent dated March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock, which the Board agreed to issue to TEKNOVU  or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. In exchange, TEKNOVU surrendered 150,000,000 common shares TEKNOVU is controlled by our CEO and is a related party. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 6, 2014, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

As of April 30, 2014 and year ended January 31, 2014, the current CEO had unpaid salaries of $159,000 and $100,000, respectively.

Related Party Expenses for the three months ended April 30, 2014:

Legal	Personal Expenses of Mars Callahan	$102,115
Unauthorized withdrawals	Personal Expenses of John Hermansen	177,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	105,705
Related Party Expenses		$385,035

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

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants.  From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock of $699,200 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment. As of April 30, 2014 the Company has accounted for as an investor payable in the amount of $2,077,200.

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

In November 14, the Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC. These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock. From January 31, 2014 through April 30, 2014, the Company issued 699,200 of Series B Preferred stock of $699,200. On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants. On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares. The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment.

On December 31, 2013 the Company issued 18 Series C Preferred Stock for the purchase of the assets of High Profile Distribution, LLC. On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Callahan to deliver the assets purchased.

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

NOTE 6– SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, Management has evaluated subsequent events, and has determined that the following events are reasonably likely to impact the financial statements:

On May 29, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $100,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models.

On June 9, 2014 the company entered into a consulting agreement with Kamrol Imperial Corporation for $450,000. This agreement will assist management in developing a practical and effective strategic marketing and social media planning program, company branding, assessment of current technology and develop a technology roadmap, provide merger and acquisition assistance, and management consulting services.

On June 10, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $125,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models.

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 month encryption licensing agreement to incorporate into our existing web based software and 3,000,000 common shares of Cloud through a consulting agreement with Gawk, Inc. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. Cipherloc has various features that will further protect our members and end users of our web developed platform.

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

On June 17, 2014 a verified complaint was filed in Maricopa County, Arizona being case number CV 2014-008511 against the Company by an investor known as Doyle Knudson. On August 22, 2014 the parties settled this case recognizing that the settlement constitutes a compromise of disputed claims by the respective Parties, liability for which is expressly denied by the Parties. The summary of the settlement is as follows:

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation

Mr. Knudson will be filing a Stipulation to Dismiss the Lawsuit with prejudice.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Strategic Alliances

On May 29, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $100,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models.

On June 9, 2014 the company entered into a consulting agreement with Kamrol Imperial Corporation for $450,000. This agreement will assist management in developing a practical and effective strategic marketing and social media planning program, company branding, assessment of current technology and develop a technology roadmap, provide merger and acquisition assistance, and management consulting services.

On June 10, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $125,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models.

Three Months Ended April 30, 2014, Compared to Three Months Ended April 30, 2013

RESULTS OF OPERATIONS

Revenue decreased to $0.00 from $1,572 for the three months ended April 30, 2014 and 2013, respectively. We changed management and changed the focus to a software and content development Company.

General and administrative expenses increased to $199,074 from $35,824 for the three months ended April 30, 2014 and 2013, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $60,000, legal expenses of $23,500, consulting of $38,553, and accounting expenses of $35,035.

Research and development costs increased to $478,735 from $0.00 for the three months ended April 30, 2014 and 2013, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $385,035 from $0.00 for the three months ended April 30, 2014 and 2013, respectively. Our related party transactions increased because of funds that prior managed disbursed to themselves for legal of $102,115, consulting fees of $177,215, and $105,705 to the prior CEO and COO.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at April 30, 2014 of $2,581,751 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $450,000 to fund our operations and further $350,000 to development of our website platform. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) provided by operating activities were ($1,035,631) and ($31,016) for the three months ended April 30, 2014 and 2013, respectively. The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities.

Cash flows from financing activities. Cash provided by financing activities were $3,849,200 and $0.00 for the three months ended April 30, 2014 and 2013, respectively. We received cash from sales of our investment payable of common stock of $699,200 proceeds from Series C Preferred Stock of $3,300,000, and the repayment of investors of $150,000 for the three months ended April 30, 2014 and 2013, respectively.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of April 30, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

c.	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

d.	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 17, 2014 a verified complaint was filed in Maricopa County, Arizona being case number CV 2014-008511 against the Company by an investor known as Doyle Knudson. On August 22, 2014 the parties settled this case recognizing that the settlement constitutes a compromise of disputed claims by the respective Parties, liability for which is expressly denied by the Parties. The summary of the settlement is as follows:

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation

Mr. Knudson will be filing a Stipulation to Dismiss the Lawsuit with prejudice.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2013 during our three months ended April 30, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for April 30, 2014

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
10.1	Cloud Medical Doctors Software Corporation 48 month Licensing Agreement (3)
10.2	Consulting Agreement with Kamrol Imperial Corporation (3)
10.3	Gawk, Inc. Consulting Agreement with Cloud Medical Doctors Software Corporation (3)
10.4	Scott Kettle Employment Agreement (3)
10.5	Consulting Agreement with BCMG Entertainment, Inc. Dated May 29, 2014 (3)
10.6	Consulting Agreement with BCMG Entertainment, Inc. Dated June 10, 2014(3)
10.7	Doyle Knudson Vs. Gawk Inc. Settlement Agreement (4)
10.8	Doyle Knudson Convertible Promissory Note (4)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

_____________________

(1) Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2) 10-SB/12g filed on February 13, 2008
(3) Filed in the 10K for year ended January 31, 2014 (4) Filed herein

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

Registrant	Gawk Incorporated

Date: September 3, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer), Secretary Treasurer

Registrant	Gawk Incorporated

Date: September 3, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)