Form 10-Q
period 2014-07-31
Gawk Inc.
filed 2014-09-22
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 17, 2014
Common stock, $0.001 par value	152,000,000

GAWK INCORPORATED

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2014 AND 2013

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	5
	Consolidated Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mining Safety Disclosures	20
Item 5.	Other information	20
Item 6.	Exhibits	21

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
	2014	2014
ASSETS:
CURRENT ASSETS
Cash	$1,566,067	$1,034,210
Deposit	1,125,000	-
Total current assets	2,691,067	1,034,210

TOTAL ASSETS	$2,691,067	$1,034,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,432	$146,559
Subscription payable	-	150,000
Investor payable	2,077,200	1,378,000
Due to related party	222,892	100,000
TOTAL LIABILITIES	2,340,524	1,774,559

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
A Preferred stock, $0.001 par value, 1,000 shares authorized;
1,000 issued and outstanding	1	-
B Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized;
7 issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized;
152,000,000 and 302,000,000 issued and outstanding	152,000	302,000
Additional paid-in capital	3,934,999	485,000
Accumulated other comprehensive loss	(442)	(442)
Accumulated deficit	(3,736,015)	(1,526,907)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	350,543	(740,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,691,067	$1,034,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$1,572

OPERATING EXPENSES:
General and administrative	1,076,887	5,204	1,275,931	41,028
Research and development	53,407	-	532,142	-
Related party transactions	16,000	-	401,035	-
Total operating expenses	1,146,294	5,204	2,209,108	41,028

NET LOSS	$(1,146,294)	$(5,204)	$(2,209,108)	$(39,456)

Comprehensive income (loss):
NET LOSS	$(1,146,294)	$(5,204)	$(2,209,108)	$(39,456)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	77	-	(182)
Total comprehensive income (loss)	$(1,146,294)	$(5,127)	$(2,209,108)	$(39,638)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	152,000,000	300,000,000	180,176,796	300,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,209,108)	$(39,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	1,641
Accounts payable and accrued liabilities	(106,127)	(2,796)
Due to related party	122,892	-
Net cash used in operating activities	(2,192,343)	(40,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for license agreement	(1,125,000)	-
Net cash used in investing activities	(1,125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Refund of subscription payable	(150,000)
Proceeds for investor payable	699,200	-
Proceeds from the sale of Preferred C stock	3,300,000
Net cash provided by financing activities	3,849,200	-

Effect of exchange rate changes	-	(182)
INCREASE (DECREASE) IN CASH	531,857	(40,793)
CASH, BEGINNING OF PERIOD	1,034,210	106,410
CASH, END OF PERIOD	$1,566,067	$65,617

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Preferred A stock exchanged for common stock	$150,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2014 AND 2013

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2014 included within its Form 10-K as filed with the Securities and Exchange Commission.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.  Our research and development costs for the three months ended July 31, 2014 and 2013 were $53,407 and $0.00, as compared to six months ended July 31, 2014 of $532,142 and $0.00, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.  There were no options or warrants issued by the Company during the six months ended July 31, 2014 and 2013.

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

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended July 31, 2014 of $2,209,108, an accumulated deficit of $3,736,015, cash flows used by operating activities of $2,192,343 and needs additional cash to maintain its operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

As of July 31, 2014 and year ended January 31, 2014, the current CEO had unpaid salaries of $176,500 and $100,000, respectively.

Related Party Expenses for the three and six months ended July 31, 2014:

Legal	Personal Expenses of Mars Callahan	$0.00	$102,115
Unauthorized withdrawals	Personal Expenses of John Hermansen	16,000	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	0.00	105,705
Related Party Expenses		$416,000	$401,035

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

On August 20, 2013 the Company entered into an employment agreement with Scott Kettle the Chief Executive Officer. The Fixed Annual Compensation. The Company shall pay to Employee salary ("Fixed Annual Compensation") at the rate of $240,000 per annum beginning on August 20, 2013; at the rate of $300,000 per annum beginning on August 20, 2014; and at the rate of $360,000 per annum beginning on August 20, 2015. Fixed Annual Compensation is payable to the Employee in accordance with the Company’s usual salary practices, but in no event less than once monthly. The CEO is owed $176,500 of unpaid accrued salaries.

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

During the period of June and July 2014 the CEO advanced funds to the Company for operations in the amount of $46,392.

NOTE 5 – LICENSING AGREEMENT / DEPOSIT

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. As of July 31, 2014 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

NOTE 6 - EQUITY

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

The Company entered into a Stock Purchase Agreement on January 20, 2014 and the investor requested the return of their investment of $150,000.  The Company returned those funds on February 12, 2014.  This has been accrued as Subscription Payable as of January 31, 2014 and was repaid in the six months ended July 31, 2014.

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants.  From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock of $699,200 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment. As of July 31, 2014 the Company has accounted for as an investor payable in the amount of $2,077,200.

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

In November 14, the Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC. These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock. From January 31, 2014 through July 31, 2014, the Company issued 699,200 of Series B Preferred stock of $699,200. On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants. On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares. The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment.

On December 31, 2013 the Company issued 18 Series C Preferred Stock for the purchase of the assets of High Profile Distribution, LLC. On June 18, 2014 the Company rescinded this transaction for the failure of Mr. Callahan to deliver the assets purchased.

On April 11, 2014, GAWK Incorporated (the "Company") and Doyle Knudson, an individual (the "Purchaser") entered into a Series C Preferred Stock Purchase Agreement dated as of April 10, 2014, pursuant to which the Company has agreed to sell, and the Purchaser has agreed to purchase, seven (7) shares of Series C Preferred Stock for an aggregate purchase price of $3,300,000 (the "Transaction").  The Series C Preferred Stock Purchase Agreement contains standard representations and warranties and provides that closing is subject to minimal closing conditions including a bring down of the representations and warranties of the parties, payment and delivery of a stock certificate.  Pursuant to the Series C Preferred Stock Purchase Agreement, if the Purchaser requests, the Company shall add the Purchaser to the Company's board of directors.  After closing the Transaction and for so long as Purchaser owns at least one share of Series C Preferred Stock or at least five percent (5%) of the Company's outstanding Common Stock, the Purchaser shall receive executive producer credit and reasonable executive producer fees in an amount to be determined by the parties in good faith in association with the production of all new original content produced by the Company. This agreement has been superseded with the following agreement noted below:

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

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation

Mr. Knudson has filed a Stipulation to Dismiss the Lawsuit with prejudice.

NOTE 7 – SUBSEQUENT EVENTS

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

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation

Mr. Knudson has filed a Stipulation to Dismiss the Lawsuit with prejudice.

On June 28, 2014 Cloud entered into an agreement to issue 3,000,000 common shares through a consulting agreement with Gawk, Inc. As of July 31, 2014, the Company has not delivered services under this agreement. Cloud issued the 3,000,000 shares on September 10, 2014 to the Company. As of September 19, 2014 the Company has not received the 3,000,000 shares.

On August 29, 2014, Ryan Wyler submitted his resignation as a director of the issuer effective immediately. There were no disagreements between Mr. Wyler and the Issuer at the time of his resignation. The Board of Directors of the Company accepted Mr. Wyler’s resignations.

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

On June 9, 2014 the company entered into a consulting agreement with Kamrol Imperial Corporation for $450,000. This agreement will assist management in developing a practical and effective strategic marketing and social media planning program, company branding, assessment of current technology and develop a technology roadmap, provide merger and acquisition assistance, and management consulting services. This marketing cost was expensed as Kamrol Imperial Corporation performance was best efforts and it did not produce the expected results.

On June 10, 2014 the Company entered into a consulting agreement with BCMG Entertainment, Inc. for $125,000 to provide services for the procurement of content from movies, television series, music videos, shorts, animated films, live sporting events, and other Company business models.

On June 28, 2014 Cloud entered into an agreement to issue 3,000,000 common shares through a consulting agreement with Gawk, Inc. As of July 31, 2014, the Company has not delivered services under this agreement. Cloud issued the 3,000,000 shares on September 10, 2014 to the Company. As of September 19, 2014 the Company has not received the 3,000,000 shares.

Three Months Ended July 31, 2014, Compared to Three Months Ended July 31, 2013

RESULTS OF OPERATIONS

General and administrative expenses increased to $1,076,887 from $5,204 for the three months ended July 31, 2014 and 2013, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $210,000, legal expenses of $47,500 consulting of $304,820, marketing expenses of $450,000, and accounting expenses of $7,858.

Research and development costs increased to $53,407 from $0.00 for the three months ended July 31, 2014 and 2013, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $16,000 from $0.00 for the three months ended July 31, 2014 and 2013, respectively. Our related party transactions increased because of funds that prior managed disbursed to themselves for consulting fees $16,000 to the former COO.

Six Months Ended July 31, 2014, Compared to Six Months Ended July 31, 2013

RESULTS OF OPERATIONS

General and administrative expenses increased to $1,275,931 from $41,028 for the six months ended July 31, 2014 and 2013, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $270,000, legal expenses of $69,200, marketing expense of $450,000, consulting of $243,318, and accounting expenses of $43,413.

Research and development costs increased to $532,142 from $0.00 for the six months ended July 31, 2014 and 2013, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $401,035 from $0.00 for the six months ended July 31, 2014 and 2013, respectively. Our related party transactions increased because of funds that prior managed disbursed to themselves for legal of $102,114, consulting fees of $177,215, and $121,705 to the prior CEO and COO.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at July 31, 2014 of $3,736,015 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $450,000 to fund our operations and further $350,000 to development of our website platform. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) provided by operating activities were ($2,192,343) and ($40,611) for the six months ended July 31, 2014 and 2013, respectively. The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities.

Cash flows from investing activities. Cash used by investing activities were ($1,125,000) and $0.00 for the six months ended July 31, 2014 and 2013, respectively. On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. Cipherloc has various features that will further protect our members and end users of our web developed platform. As of July 31, 2014 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000

Cash flows from financing activities. Cash provided by financing activities were $3,849,200 and $0.00 for the six months ended July 31, 2014 and 2013, respectively. We received cash from sales of our investment payable of common stock of $699,200 proceeds from Series C Preferred Stock of $3,300,000, and the repayment of investors of $150,000 for the three months ended July 31, 2014 and 2013, respectively.

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

Long-lived Assets

The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management agreed to expense our prepaid marketing investment of $450,000 to Kamrol Imperial Corporation

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were effective as of July 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

a.	There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

c.	We did not sufficiently segregate duties over incompatible functions at our corporate headquarters. Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to remedy when the acquisition of an operating company is completed.

d.	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

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

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation

Mr. Knudson has filed Stipulation to Dismiss the Lawsuit with prejudice.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2013 during our six months ended July 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits filed herein for July 31, 2014

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

Registrant	Gawk Incorporated

Date: September 22, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer)
Secretary Treasurer

Registrant	Gawk, Incorporated

Date: September 22, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)

