Form 10-Q
period 2014-10-31
Gawk Inc.
filed 2014-12-22
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-180611

Gawk Incorporated

(Name of small business issuer as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2014
Common stock, $0.001 par value	159,880,000

GAWK INCORPORATED

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2014AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending January 31, 2015.

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2014	2014
ASSETS:
CURRENT ASSETS
Cash	$385,620	$1,034,210
Securities - available for sale	69,900	-
Accounts receivable	840	-
Total current assets	456,360	1,034,210

Proprietary technology and intangibles, net	1,725,000	-
Goodwill	1,318,870	-

TOTAL ASSETS	$3,500,230	$1,034,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$286,549	$146,559
Notes payable RND Media	10,000	-
Convertible note payable net of discount $298,500 and $0	1,501,500	-
Subscription payable	-	150,000
Investor payable - common stock	1,289,200	1,378,000
Investor payable - preferred stock	1,000,000	-
Due to related party	188,854	100,000
TOTAL LIABILITIES	4,276,103	1,774,559

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
A Preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 and none issued and outstanding, respectively.	1	-
B Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding , respectively	-	-
C Preferred stock, $0.001 par value, 100 shares authorized; 7 and none issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 159,880,000 and 302,000,000 issued and outstanding, repectively	159,880	302,000
Additional paid-in capital	5,953,251	485,000
Accumulated other comprehensive loss	(442)	(442)
Accumulated deficit	(6,888,563)	(1,526,907)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(775,873)	(740,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,500,230	$1,034,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

REVENUE	$105,000	$-	$105,000	$1,572

OPERATING EXPENSES:
General and administrative	498,716	124,828	1,774,647	165,585
Research and development	79,838	-	611,980	-
Legal settlement	2,550,000		2,550,000
Related party transactions	-	-	401,035	-
Total operating expenses	3,128,554	124,828	5,337,662	165,585

OTHER (INCOME) EXPENSES:
Interest income	(820)		(820)
(Gain)/Loss on change in fair value of marketable securities	35,100		35,100
Interest expense	94,714	-	94,714	-
Total other (income) expenses	128,994	-	128,994	-

NET LOSS	$(3,152,548)	$(124,828)	$(5,361,656)	$(164,013)

Comprehensive income (loss):
NET LOSS	$(3,152,548)	$(124,828)	$(5,361,656)	$(164,013)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(169)	-	(352)
Total comprehensive income (loss)	$(3,152,548)	$(124,997)	$(5,361,656)	$(164,365)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	152,856,522	301,108,696	170,969,963	300,373,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,361,656)	$(164,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	40,000
Amortization of debt discount	59,700
Revenues from the receipt of securities for consulting	(105,000)
(Gain)/Loss on change in fair value of marketable securities	35,100
Convertible note payable due to legal settlement	1,800,000
Changes in operating assets and liabilities:
Accounts receivable	(840)
Prepaid expenses and other current assets	-	2,858
Accounts payable and accrued liabilities	146,552	(9,318)
Net cash used in operating activities	(3,426,144)	(130,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,125,000)	-
Net cash used in investing activities	(1,125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	53,354	26,537
Repayment of advances from shareholders	-	(12)
Refund of subscription payable	(150,000)	-
Proceeds for investor payable	699,200	-
Proceeds from the sale of Preferred C stock	3,300,000	-
Net cash provided by financing activities	3,902,554	26,525

Effect of exchange rate changes	-	(352)
INCREASE (DECREASE) IN CASH	(648,590)	(104,300)
CASH, BEGINNING OF PERIOD	1,034,210	106,410
CASH, END OF PERIOD	$385,620	$2,110

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Preferred A stock exchanged for common stock	$150,000	$-
Debt from RND Media	$10,000	$-
Preferred shares payable for acquisition	$1,000,000	$-
Accounts payable assumed from acquisition	$1,535	$-
Preferred converted into common	$788,000	$-
Assets assumed from acquisition	$797,597	$-
Debt discount due to BCF	$358,200	$-
Options issued for acquisition	$879,932	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATEDFINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038 telephone number 888-754-6190. We have a January 31 fiscal year end. In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN). On October 30, 2014 the Company acquired a company called Webrunners, LLC. As of October 30, 2014 Webrunner, LLC is a 100% wholly owned subsidiary of the Company.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2014 included within its Form 10-K as filed with the Securities and Exchange Commission.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.  Our research and development costs for the three months ended October 31, 2014 and 2013 were $79,838 and $0.00, as compared to nine months ended October 31, 2014 of $611,980 and $0.00, respectively.

Marketable securities and other investments

We classify our investment securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized when earned.

Our marketable securities are held as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest and other income in the accompanying statement of operations. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

We adopted Statement of ASC 320, “The Fair Value Option for Financial Assets and Financial Liabilities. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

Revenue Recognition

The company pursues opportunities to realize revenues from consulting services. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company typically is paid in cash or stock. When paid in stock the Company books the stock as Securities Available For Sale. The Company recognizes the revenue based on the current price per share of the stock received at the date the services are complete and prior to completion, interim measurements are taken at each reporting date. At the time the Company sells or otherwise disposes the shares, the company will record any realized gain or loss on the sale of the stock. After a measurement date has been reached for revenue recognition purposes, interim changes in fair value of the stock are reflected in Other Comprehensive Income (Loss) as an unrealized gain (loss).

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.  There were 9,100,000 options and no warrants issued by the Company during the nine months ended October 31, 2014 and 2013. The 9,100,000 options were issued in accordance with the business combination of Webrunner, LLC, and See Note 8 – Business Combination.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of October 31, 2014 and 2013, the Company had no potentially dilutive instruments outstanding.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at October 31, 2014 and January 31, 2014 for assets measured at fair value on a recurring basis:

at October 31, 2014
	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	69,900	-	-	69,900
Total assets	69,900	-	-	69,900

at January 31, 2014
	Level 1	Level 2	Level 3	Total
None	-	-	-	-
	-	-	-	-

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended October 31, 2014 of $5,361,656, an accumulated deficit of $6,888,563 cash flows used by operating activities of $3,426,144 and needs additional cash to maintain its operations.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In a Board Consent dated March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”). The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock, which the Board agreed to issue to TEKNOVU or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. In exchange, TEKNOVU surrendered 150,000,000 common shares with par value of $150,000 TEKNOVU is controlled by our CEO and is a related party. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 6, 2014, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”).  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

As of October 31, 2014 and year ended January 31, 2014, the current CEO had unpaid salaries of $135,500 and $100,000, respectively.

Related Party Expenses for the three and nine months ended October 31, 2014:

		3 months	9 months
Legal	Personal Expenses of Mars Callahan former CEO	$0.00	$102,115
Unauthorized withdrawals	Personal Expenses of John Hermansen, former Director	0.00	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan former CEO	0.00	105,705
Related Party Expenses		$0.00	$401,035

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

On August 20, 2013 the Company entered into an employment agreement with Scott Kettle the Chief Executive Officer. The Fixed Annual Compensation. The Company shall pay to Employee salary ("Fixed Annual Compensation") at the rate of $240,000 per annum beginning on August 20, 2013; at the rate of $300,000 per annum beginning on August 20, 2014; and at the rate of $360,000 per annum beginning on August 20, 2015. Fixed Annual Compensation is payable to the Employee in accordance with the Company’s usual salary practices, but in no event less than once monthly. The CEO is owed $135,500 of unpaid accrued salaries.

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

During the period of June and July 2014 the CEO advanced funds to the Company for operations in the amount of $53,354.

NOTE 5 – PROPRIETARY TECHNOLOGY AND INTANGIBLES

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. The investment in the encryption licensing agreement has been accounted as intangible of $1,125,000.

On October 30, 2014 we entered into a business combination agreement with Webrunner, LLC for $2,104,932 which included the purchase of intangible and tangible assets of $797,597. See Note 8 – Business Combination.

The following is a detail of intangible assets at October 31, 2014 and January 31, 2014:

	October 31, 2014	July 31, 2014
Licensing Agreement	$1,125,000	$-
Acquisition of Webrunner - Customer list	100,000	-
Acquisition of Webrunner - Equipment	500,000	-
Acquisition of Webrunner - Goodwill	1,318,870	-
Total intangible assets	3,043,870	-
Accumulated amortization of intangible assets	(-)	(-)
Total intangible assets	$3,043,870	$-

There was no amortization expense for the quarter then ended as the assets have not been put in service until after October 31, 2014.

NOTE 6 – MARKETABLE SECURIITES

On September 4, 2014 Cloud issued 3,000,000 common shares through a consulting agreement with Gawk, Inc. valued at $105,000 at the trading price of $.035 per share and the common stock issued to Gawk for consulting has been accounted as a marketable securities valued at $105,000. The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at October 31, 2014 and recorded a loss on change in fair value of the asset of $35,100. Total available security available for sale at October 31, 2014 is $69,900.

NOTE 7 - EQUITY

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

The Company entered into a Stock Purchase Agreement on January 20, 2014 and the investor requested the return of their investment of $150,000.  The Company returned those funds on February 12, 2014.  This has been accrued as Subscription Payable as of January 31, 2014 and was repaid in the nine months ended October 31, 2014.

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants.  From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock of $699,200 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment. For the nine months ended October 31, 2014 the Company issued 788,000 common stock to the Preferred B shareholders and by the fiscal year end the Company will issue the remaining 939,200 common shares. As of October 31, 2014 the Company has accounted for as an investor payable in the amount of $1,289,200.

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

Preferred Stock

Series A Preferred Stock

On March 6, 2014 the Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitation and relative rights of the Company’s Series A Preferred Stock. The Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock in exchange for surrender of 150,000 shares of common stock. The terms of the Certificate of Designation of the Series A Preferred Stock, include the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote (“Super Majority Voting Rights”). The Series A Preferred Stock will be entitle to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.

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

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner, LLC, and See Note 8 – Business Combination.

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

Warrants related to Preferred Shares

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

NOTE 8 – BUSINESS COMBINATION

October 30, 2014 the Company through a comprehensive agreement with Webrunner, LLC, has purchased a complete data center.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

The acquisition consisted primarily of the purchase of a data center and all of its business, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was a change in control of Webrunner; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management was the result of the appointment by the Company’s pre-transaction directors.

The purchase price paid for the Acquisition was $2,303,809 which included $225,000 in cash, 1 Preferred Series C shares convertible into $1,000,000 of common stock and 9,100,000 options to purchase stock at an exercise price of $0.10 value at $1,078,809 using the Black Scholes option pricing model. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

October 30, 2014
Fair Value of Consideration:
Cash	$225,000
1 Series Preferred C shares convertible into common shares	1,000,000
9,100,000 options at an exercise price of $0.10	879,932
Total Purchase Price	$2,104,932

Recognized amounts of identifiable assets acquired:
Assets:
Cash	$196,757
Account receivables	840
Customer list	100,000
Equipment	500,000
Goodwill	1,318,870
Fair value of total assets	2,116,467
Note payable RND Media	(10,000)
Sales tax payable	(1,535)
Fair value of net assets	$2,104,932

The comprehensive agreement call for the implementation of three employment agreement and three management agreements for the members of Webrunner LLC. The Company has not adopted an employee stock option plan which has been approved by the shareholders.

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at February 1, 2013 and 2014.

	Nine Months ended
	2014	2013

REVENUES	430,793	38,604

Net Loss	(5,736,287)	(131,503)

Net loss per share basic and diluted	$(0.04)	$(0.00)

Weighted average of shares outstanding	170,969,963	300,373,626

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of October 31, 2014 and January 31, 2014:

	October 31,	January 31,
	2014	2014

Note C-1	-	-
Dated – August 22, 2014	1,800,000

Total notes payable	$1,800,000	$-
Less: Discount	(298,500)
Less: current portion of convertible notes payable	1,501,500	-
Long-term convertible notes payable	$-	$-

Note C-1: On June 17, 2014 a verified complaint was filed in Maricopa County, Arizona being case number CV 2014-008511 against the Company by an investor known as Doyle Knudson. On August 22, 2014 the parties settled this case recognizing that the settlement constitutes a compromise of disputed claims by the respective Parties, liability for which is expressly denied by the Parties. The summary of the settlement is as follows:

The Company transferred $750,000 to Mr. Knudson on the day of settlement, executed a $1.8 million Convertible Promissory Note with a conversion price of $0.10 per share, a Settlement Agreement and amended Mr. Knudson’s Series C Preferred Stock Purchase Agreement to provide that Mr. Knudson can convert his seven (7) Series C Preferred shares into common stock at any time after the date of this Settlement Agreement. The Company has also amended the Certificate of Designation for the Series C Preferred shares to reflect that the shares are convertible on any date after the date of this Settlement Agreement as reflected in the Amendment to the Certificate of Designation. The total value of the legal settlement was $2,550,000.

Mr. Knudson has filed a Stipulation to Dismiss the Lawsuit with prejudice.

The Company recorded a discount on the convertible note payable due to a beneficial conversion feature of $358,200 and amortized $59,700 for the quarter ended October 31, 2014.

NOTE 10 –NOTES PAYABLE

	October 31, 2014	January 31, 2014
Note D-1	10,000	-
Dated – October 30, 2014

Total notes payable	$10,000	$-

Note D-1: On October 30, 2014 the Company exercised the comprehensive acquisition agreement of Webrunner, LLC and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

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

Overview

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038 telephone number 888-754-6190. We have a January 31 fiscal year end. In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN). On October 30, 2014 the Company acquired a company called Webrunner, LLC. As of October 30, 2014 Webrunner, LLC is a wholly owned subsidiary of the Company.

The Future of Gawk

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software and 3,000,000 common shares of Cloud through a consulting agreement with Gawk, Inc. valued at $105,000 at the trading price of $.035 per share. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. The investment in the encryption licensing agreement has been accounted as intangibles of $1,125,000 and the common stock issued to Gawk for consulting has been accounted as marketable securities in common stock of $105,000. The Company accounted for a loss on change in fair value of the marketable security of $31,500 and the total value as of October 31, 2014 of the marketable security available for sale is $69,900.

On October 30, 2014 the Company closed and took control of Webrunner, LLC a data center located in Orange County California. Webrunner will provide the Company continuing revenues. The acquisition of Webrunner LLC will provide us the data center to house our online programming. The Company has a majority of Webrunner, LLC signature which is a quorum but awaits the final signature by the fourth member.

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

Three Months Ended October 31, 2014, Compared to Three Months Ended October 31, 2013

RESULTS OF OPERATIONS

Revenue increased to $105,000 from $0.00 for the three months ended October 31, 2014 and 2013, respectively. We changed management and changed the focus to a software and content development Company. We received stock for consulting services provided to Cloud Medical Doctors Software Corporation. The revenue recognized came from the value of the stock received – See Note 6 Marketable Securities

General and administrative expenses increased to $498,716 from $124,828 for the three months ended October 31, 2014 and 2013, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $40,000, legal expenses of $20,350 consulting of $44,500, marketing expenses of $310,000, and accounting expenses of $28,500.

Research and development costs increased to $79,838 from $0.00 for the three months ended October 31, 2014 and 2013, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Legal settlement increased to $2,550,000 from $0.00 for the three months ended October 31, 2014 and 2013, respectively. Our legal settlement increased due to the settlement with Doyle Knudson.

Interest expense increased to $94,714 from $0.00 for the three months ended October 31, 2014 and 2013, respectively. Our interest expenses increase due to the legal settlement with Doyle Knudson.

Nine months Ended October 31, 2014, Compared to Nine months Ended October 31, 2013

RESULTS OF OPERATIONS

Revenue increased to $105,000 from $1,572 for the nine months ended October 31, 2014 and 2013, respectively. We changed management and changed the focus to a software and content development Company. We received stock for consulting services provided to Cloud Medical Doctors Software Corporation.

General and administrative expenses increased to $1,774,647 from $165,585 for the nine months ended October 31, 2014 and 2013, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $310,000, legal expenses of $89,550, marketing expense of $564,217, consulting of $134,853, and accounting expenses of $71,913.

Research and development costs increased to $611,980 from $0.00 for the nine months ended October 31, 2014 and 2013, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $401,035 from $0.00 for the nine months ended October 31, 2014 and 2013, respectively. Our related party transactions increased because of funds that prior managed disbursed to themselves for legal of $102,114, consulting fees of $177,215, and $121,705 to the prior CEO and COO.

Interest expense increased to $94,714 from $0.00 for the nine months ended October 31, 2014 and 2013, respectively. Our interest expenses increase due to the legal settlement with Doyle Knudson.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at October 31, 2014 of $6,888,563 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $450,000 to fund our operations and further $350,000 to development of our website platform. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) provided by operating activities were ($3,461,644) and ($130,473) for the nine months ended October 31, 2014 and 2013, respectively. The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities.

Cash flows from investing activities. Cash used by investing activities were $1,125,000 and $0.00 for the nine months ended October 31, 2014 and 2013, respectively. On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software.

Cash flows from financing activities. Cash provided by financing activities were $3,902,554 and $26,525 for the nine months ended October 31, 2014 and 2013, respectively. We received cash from sales of our investment payable of common stock of $699,200 proceeds from Series C Preferred Stock of $3,300,000, the repayment of investors of $150,000, proceeds from the convertible note payable for the nine months ended October 31, 2014 and 2013, respectively.

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

Long-lived Assets

The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management agreed to impaired our prepaid marketing investment of $450,000 to Kamrol Imperial Corporation

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s material weaknesses in financial reporting were:

a.	There is no segregation of duties as our CEO is also our CFO.

b.	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

c.	There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 14, 2014 a verified complaint was filed in Clark County, Nevada being case number CV A-14-709328-C XVIII. The case claims that the Company solicited the Plaintiff to purchase $250,000 of Series B Preferred Stock with a Stock Purchase Agreement. The Complaint list causes of action for Statutory Securities Fraud, Quantum Meruit for Money had and Received, Fraud where the Plaintiff requests rescission and restitution of the $250,000 and $10,000 in damages. The Company denies these allegations but is working with the Plaintiff to settle this matter.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2013 during our nine months ended October 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended October 31, 2014 the Company issued 788,000 common stock for the Preferred B shareholders.

The aforementioned securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act., which exempts transaction by an issuer not involving any public offering or under Rule506 promulgated under the Securities Act. The Company relied on the representation made in various subscription agreements, stock purchase agreements or other agreements signed by the security holders. A legend was placed on the certificates representing each such securities stating that they are restricted and can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for October 31, 2014

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
10.1	Cloud Medical Doctors Software Corporation 48 month Licensing Agreement (3)
10.2	Consulting Agreement with Kamrol Imperial Corporation (3)
10.3	Gawk, Inc. Consulting Agreement with Cloud Medical Doctors Software Corporation (3)
10.4	Scott Kettle Employment Agreement (3)
10.5	Consulting Agreement with BCMG Entertainment, Inc. Dated May 29, 2014 (3)
10.6	Consulting Agreement with BCMG Entertainment, Inc. Dated June 10, 2014(3)
10.7	Doyle Knudson Vs. Gawk Inc. Settlement Agreement (4)
10.8	Doyle Knudson Convertible Promissory Note (4)
10.9	Comprehensive Agreement of Webrunner, LLC on October 30, 2014 (5)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

__________________________________________________

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008
(3)	Filed in the 10K for year ended January 31, 2014
(4)	Filed in the 10Q for the six months ended July 31, 2014
(5)	Filed herein

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

Registrant	Gawk Incorporated

Date: December 22, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	Gawk Incorporated

Date: December 22, 2014	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)

