Form 10-K/A
period 2014-01-31
Gawk Inc.
filed 2015-01-07
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/Amendment No. 2

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K/Amendment No. 2 for the period ended January 31, 2014 (the “10-K/A”) is to correct certification ex 31.1, 31.2, and 32.1.

No other changes have been made to the 10-K/Amendment No. 2 and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K/Amendment No. 2.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Gawk, Inc.

Date: January 5, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer), President

Date: January 5, 2015	By:	/s/ Scott Kettle
Scott Kettle
Principal Accounting Officer, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 5, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director

Date: January 5, 2015	By:	/s/ Michael Selsman
Michael Selsman
Director

Date: January 5, 2015	By:	/s/ Chris Hall
Chris Hall
Director

3