Form 10-Q/A
period 2014-04-30
Gawk Inc.
filed 2015-01-07
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2014 (the “10-Q/A”) is to correct certification ex 31.1, 31.2, and 32.1.

No other changes have been made to the 10-Q/A and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q/A.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Gawk Incorporated

Date: January 5, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	Gawk, Incorporated

Date: January 5, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)

3