Form 10-Q/A
period 2014-07-31
Gawk Inc.
filed 2015-01-07
CIK 1546392

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended July 31, 2014 (the “10-Q/A”) is to correct certification ex 31.1, 31.2, and 32.1.

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