Form 10-Q/A
period 2014-10-31
Gawk Inc.
filed 2015-01-07
CIK 1546392

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

EXPLANATORY NOTE – AMENDMENT

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended October 31, 2014 (the “10-Q/A”) is to correct certification ex 31.1, 31.2, and 32.1.

Our other purpose of this 10-Q/A to our Quarterly Report on Form 10-Q for the period ended October 31, 2014, as filed with the Securities and Exchange Commission on December 22, 2014  is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described herein.

No other changes have been made to the 10-Q/A and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q/A.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE

________________

* Filed with our Form 10-Q as filed on December 22, 2014.

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: January 5, 2015	Gawk Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant Date: January 5, 2015	Gawk, Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)