Form 10-K
period 2015-01-31
Gawk Inc.
filed 2015-07-23
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,577,428 as based on the closing price of the stock on July 2, 2015. The voting stock held by non-affiliates on that date consisted of 81,732,000 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 21, 2015, there were 180,079,156 shares of common stock, par value $0.001, issued and outstanding, 8 C Preferred stock $0.001 par value, issued and outstanding, and 1,000 A Preferred stock $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None

Gawk, Incorporated

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015 and 2014

CERTIFICATIONS

Exhibit 31 – Management certifications

Exhibit 32 – Sarbanes-Oxley Act

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

●	management's plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	realization of any deferred tax assets;
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters;
●	the assumptions described in this report underlying such forward-looking statements; and
●	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
●	those described in the context of such forward-looking statements;
●	future service costs;
●	changes in our incentive plans;
●	the markets of our domestic operations;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Our Company

Gawk, Inc., either directly or through its various subsidiaries (collectively, “Gawk”, “we”, or “the Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to communications carriers worldwide. Our advanced, cloud services platforms enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.

In the Business Services segment, Gawk is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing a robust package of what we believe to be the essential services that form the foundation for their successful migration to, and efficient use of, the cloud. Our cloud computing and Infrastructure as a Service (“IaaS”) solutions are designed to provide our customers with a platform on which additional cloud services can be layered. Complemented by Software as a Service (“SaaS”) solutions such as storage, security and business continuity, our advanced cloud offerings allow our customers to experience the increased efficiencies and agility delivered by the cloud. Gawk's cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

As a result of the acquisition of one cloud services business during the past year, Gawk has gone through a significant transformation and has expanded its business customer base and added a significant number of network facilities and points of presence expanding its geographic reach. Through this acquisition, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions.

Gawk is pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets, targeting cloud services companies for acquisition, and accelerating organic growth. Our continuing effort to deliver advanced cloud solutions to companies with more complex requirements is supported by our cloud solutions platform that allows us to rapidly respond to our customers and potential customers needs for customized or enhanced solutions. We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale. Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board of Directors and shareholder relationship network.

Item 1.  Description of Business

Business Services

Our Cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio. We believe that giving our customers access to the Cloud provides a more cost-effective, reliable and secure communications and IT experience, and relieves them of the capital and support burdens associated with more traditional services. Additionally, customers can reduce costs while adding features and functionality and improving productivity across the enterprise. Gawk is increasingly focused on providing specialized, market-based solutions to important verticals and larger enterprises, matching our advanced solutions to key industry-specific customer requirements.

We offer a suite of advanced data center and cloud-based services, including fault tolerant, high availability cloud servers, which encompasses PaaS (platform as a service), IaaS (infrastructure as a service) and a worldwide CDN (content delivery network). In-building connectivity provides diverse and redundant access to the cloud for our Irvine location customers. The Company’s managed network services converge voice and data applications, structured cabling, wireless, security services, and includes Internet access via Ethernet or Fiber at speeds ranging from 10 Mbps to 10 Gbps. Our data center solutions include cloud services, colocation services, and business continuity services such as storage, and security.

Gawk’s services are designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of cloud solutions on our advanced services platform allows customers to seamlessly connect people with the information they need to collaborate effectively, regardless of the device they use.

Our cloud solutions are also designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity, and reduce the overall cost of communications.

Our cloud platform allows us to quickly respond to customer requirements for new or enhanced products and services as well as provide for maximum flexibility and cost containment for our clients. Gawk’s growing suite of business services includes.

Unified Communications

The Gawk Unified Communications platform compliments our Cloud and Data Center solutions with integrated service features that seamlessly combine, voice, PBX, SIP trunks, wireless, messaging, and targeted automated dialing solutions. Our integrated suite of services are device and location agnostic, allowing clients of all sizes to increase productivity, lower costs by simplifying communications over the most preferred or available device.

Cloud Computing

Gawk’s Cloud Computing service centralizes information management, hardware, network and infrastructure in an off-premise location, hosted and managed by Gawk. Offered as private, hybrid or community solutions, Gawk’s secure offerings drive efficiencies in both costs and resources allowing for rapid scalability and deployment of applications. These offerings provide a predictable, utility-based OpEx model, which eliminates significant capital expenditures, removes obsolescence concerns and future-proofs customer investments.

Cloud-Based Storage

Gawk offers a solution that addresses the explosive growth of data across all industries with a cost-effective and secure storage solution hosted in the cloud. This scalable, fully redundant solution is hosted off-premise, reduces customer data center footprints and resource requirements, and facilitates additional SaaS solutions that can be accommodated on the same cloud platform. Gawk delivers a storage and data back-up assessment service as part of its storage offering, measuring growth and duplication benchmarked against best practices. The solution consolidates requirements across the enterprise, increases efficiency and achieves economies of scale designed to reduce overall customer costs.

Service Plans

Gawk’s business communications services generally offer several different service packages designed to meet specific customer needs and requirements. Base level plans offer a basic service package for a low monthly recurring charge. Additional charges, such as SIP, PBX, wireless, security or network consulting are charges on an individual case basis. Optional value-added features for basic services are available for an incremental monthly charge appropriate for the service. Cloud connectivity services such as In Building Internet access services and/or private line services are charged on a fixed monthly basis, and are generally based on the bandwidth utilized and the endpoints involved. Cloud computing services are based on a utility pricing model, and charges for managed cloud solutions are generally composed of an upfront charge and a monthly recurring charge. Gawk’s business customer contracts range from one to five years.

Network

Gawk operates a robust and reliable carrier-grade network and infrastructure that delivers high quality, diverse and secure connections to our Cloud services. Our Managed Network Services, Internet Access, Ethernet, Fiber and Cloud based solutions can be provided either on-net leveraging our own extensive network, or off-net using the networks of our carrier partners, for truly diverse and redundant connections.

Our Data Center and Business Services network operations centers are highly automated and monitored 24 hours per day, 7 days per week. Our centers employ state-of-the-art monitoring and alert systems that are designed to ensure quality of service and a proactive response to potential customer service issues.

The Gawk network is characterized by its low cost of deployment and low recurring costs. It has been constructed to meet actual, rather than speculative, customer demand with on-net and off-net connections to provide ubiquitous access, delivering maximum cost efficiency without sacrificing quality. Our robust network is designed as a fully meshed OSPF (Open Shortest Path First) running BGP with multiple peers. OSPF automatically detects changes in the topology, such as link failures, and selects a new routing structure within seconds.

Gawk’s centralized network elements are housed in carrier-grade facilities located in secure carrier buildings that house many other carriers and are interconnected to other major carrier buildings. These locations allow for cost-effective and rapid interconnection and capacity expansion to carrier customers, as well as major enterprise customers. Gawk believes its selected locations and equipment choices provide the platform required to support its envisioned growth and will allow it to quickly embrace emerging technologies as they become commercially available and viable.

Cloud Services Platform

Our custom Cloud services platform was designed and developed by our own team of experienced technicians with many years using advanced, yet proven technology. This platform is scalable, flexible and secure, delivering an integrated portfolio of Cloud-based communications services that enable businesses of every size to increase productivity and efficiency while controlling costs. Information management, hardware, network and infrastructure are centralized off-premise, hosted and managed by us, allowing customers to rapidly adjust to fluctuating and unpredictable service demands, drive efficiencies in staff and space, and eliminate the need for costly technology upgrades. The architecture of our platform has been designed to allow for the seamless integration of additional Cloud-based applications, whether or not developed by Gawk. Gawk’s custom platform allows faster, easier, more cost-effective introduction of new, business-critical applications, delivering a unique feature set engineered to quickly respond to customer demands and market requirements. We differentiate ourselves from our competitors by combining our robust carrier-grade network services to enable secure connections to the Cloud, delivering true diversity and a fully integrated solution for maximum efficiency and cost savings.

Our custom platform has been engineered using advanced technologies, best of breed equipment and provides for redundancy, fault tolerance and future geographical diversity. The platform has been designed for scalability as well as resiliency, and can be easily expanded to accommodate any required number of connections and customers. Platform solutions are location and device neutral, serving multiple as well as single locations nationwide, connecting users to customers and other employees on desktops, laptops, handsets, tablets and mobile phones, wherever they may be. The platform is currently deployed in our Irvine data center; the platform has a fully functional, redundant system whose services can be replicated at additional locations in a cost effective and timely manner. Thus, should one of the data centers be hit with a catastrophic event, customers should experience no interruption of service. The result is to ensure a proven, reliable and consistent uptime, which is crucial for delivering mission critical solutions.

Sales and Marketing

We market and sell our business services to small, medium and large customers through distribution partners, direct sales personnel and inside sales representatives. Our independent distribution partners are typically paid commissions based on their sales and, thereafter, the continued use of our services by the customers sold by them. Our sales employees, including direct sales and inside sales, are typically compensated through a combination of base salary and commissions based on their actual sales performance.

Our distribution partners generally target smaller- to medium- size businesses, while our direct sales force focuses on the larger enterprise customers in our targeted verticals. We believe that our Cloud platform, infrastructure, systems and connectivity provide a strong competitive advantage in serving these larger enterprise customers, creating real value with specialized solutions that meet their more complex and rigorous requirements. Referrals, strategic relationships and the strength of our corporate relationships are also a key part of our overall sales and marketing plan. We believe that the substantial experience and relationships of our executives and directors will assist us in organically growing our business through the addition of new customers.

Strategy

Our recent acquisitions and improved financial performance are important milestones in our strategic roadmap as we work to become the industry’s leading and most successful cloud services provider. Our plans for growth are supported by an experienced and tested management team and dedicated staff, our advanced cloud services platforms, and leading edge systems and infrastructure. We believe we are well positioned to continue to execute on our strategy to organically grow our revenue from the Business Services segment, develop vertically oriented solutions and acquire additional cloud services companies.

Gawk intends to grow organically through direct as well as indirect channel sales efforts; by securing large strategic distribution partners to extend our geographic and vertical market reach; through the up-sale and cross-sale of services to our existing customer base; and by leveraging management, Board and shareholder relationships to help penetrate larger enterprises.

We intend to increasingly focus our sales and marketing efforts on developing vertically oriented solutions for targeted markets that require the kind of specialized solutions made possible by our state-of-the-art network and advanced services platforms. Our vertically oriented solutions offer a substantial opportunity to gain market share.

Gawk intends to build on the success of its WebRunners transactions through additional acquisitions of cloud services companies. We believe that the experience gained in integrating people, products, systems, platforms and customers positions us well to advance our growth. We will continue to look to acquire companies that can expand our customer base and distribution capability, add additional cloud-based products and services and help us increase the scale of our operations.

Competition

Each of Gawk’s business segments are highly competitive, rapidly evolving, and subject to constant technological change. In each of our business segments, we compete with companies that are significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. Further, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

Employees

As of January 31, 2015, we had 8 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

Available Information

Our principal executive offices are located at 5300 Melrose Avenue, Suite 42, Los Angeles, California 90038. The telephone number at our executive offices is 888-754-6190 and our main corporate website is www.Gawkinc.com. The information on the Company’s website is neither a part of, nor incorporated by reference into, this report.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.Gawkinc.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, between the hours of 10:00 am to 3:00 pm, or at the SEC’s web site www.sec.gov. For information about the SEC’s Public Reference Room, please call 1-800-SEC-0339.

The Market and Industry

Through Gawk’s recent acquisition of WebRunners we have focused our efforts within the technology sector specializing in high-demand, high-availability hosting solutions and professional IT services. Since inception businesses all over the world have trusted WebRunners to deliver their data. Gawk provides enterprise-level hosting services to businesses of any size through our carefully-planned architecture and commitment to providing excellent support. Products offered include PaaS (platform as a service), IaaS (infrastructure as service), colocation space, dedicated servers, cloud services, shared hosting, email, spam filtering and network consulting services. Additional infrastructure services at our Irvine location include in-building bandwidth services; in-building structured cabling and managed network services. At various customer sites across Southern California Gawk provides private cloud services, security services and managed network services.

Our cloud-based services are designed to meet the communications, network and computing requirements of growing businesses, while maximizing the price-performance ratio. Our experience has demonstrated that giving our customers access to the cloud provides a more cost-effective, reliable and secure IT experience; relieves them of the capital and support burdens associated with traditional services. Additionally, customers can reduce costs while adding features, functionality and improving productivity across the enterprise.

“Amazon Web Services’ (AWS) continues to hold the lead in market share for cloud infrastructure services despite competition from Microsoft, according to latest figures from Synergy Research. The research, which examines infrastructure as a service (IaaS), platform as a service (PaaS), private and hybrid cloud, sees AWS’ overall share at 28%, compared to Microsoft’s 10%, IBM at 7%, Google at 5%, Salesforce 4%, and Rackspace 3%. Year on year growth saw Microsoft (96%) and Google (88%) the biggest climbers, with Amazon (51%) and IBM (48%) holding steady.

Synergy estimates quarterly cloud infrastructure service revenues are now approaching the $5 billion (£3.32bn) mark. Total revenues for 2014 grew by almost half from the previous year.

AWS and Microsoft’s uptime figures were recently put under scrutiny by Cloud Endure. Microsoft Azure saw 28 full service interruptions in Q2 last year, compared to 16 in Q3 and none in Q4. The vast majority of the 259 service errors in the first quarter of 2014 were advisory. In comparison, AWS in 2014 saw 46 service errors in EC2, 24 in scalable DNS provider Route 53, and 20 in network monitoring service CloudWatch.

In December last year, AWS dramatically cut its rates for several types of data transfers, as well as changing how it priced reserved EC2 instances.

Comparative figures from Synergy in previous quarters have shown Microsoft strive to claim second position in the cloud infrastructure market, with AWS way out in front. Many actual or perceived barriers to cloud adoption have now been removed, and the worldwide market is on a strong growth trajectory.” Source: By James Bourne 03 February 2015, Cloudtech, www. cloudcomputing-news.net

AWS continues to be the provider of choice for the large enterprise customer however; the cost to scale AWS instances can be prohibitively expensive even in the wake of recent price cuts. Price sensitive customers and knowledgeable IT professions find that the cost to grow infrastructure and the ability to migrate to another platform from AWS is a major concern. The Cloud services we offer are flexible, secure, and highly portable while simultaneously price completive in the market place.

Our latest Cloud offering frees us from proprietary third party hardware and the associated cost constraints to our growth. We continue to enjoy our long standing relationships with companies like cPanel, Microsoft, Spam Experts and the Irvine Company. We welcome recent relationships with OnApp, WHMCS and Level3 .

REGULATIONS

There are no regulatory requirements for this internet medium other than as follows:

Release Management Supplement, v1.0, Published June 28, 2013

This CMS Technical Reference Architecture – Release Management Supplement, Version 1.0 complements the CMS TRA by providing rules and engineering guidance for developing, testing, and hosting CMS distributed systems and business applications within the agency’s data center Development, Test, Implementation, and Production Processing environments.

This supplement provides the rules governing the support and use of CMS data center environments for the conduct of pre-approved, scheduled Development, Validation Testing, and Implementation Testing of distributed CMS systems, infrastructure, and business applications.

The CMS Chief Technology Officer authorizes and approves the publication of the Release Management Supplement and its contents. This supplement augments and aligns with the CMS TRA Foundation 3.0, and CMS will update it on an as-needed basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable.

ITEM 2. PROPERTIES

Starting in September 2013, the Company rents office space at 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038. The Company pays $100 per month in rent on a month to month basis. With our acquisition of WebRunners, Inc. starting in November 2014 the company rents space at 300 Spectrum center drive, Suite 140, Irvine, CA 92618. The company pays $5,940 per month in rent and has a lease ending 2018 with an option to renew for an additional 5 years.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gawk’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “GAWK.” There are 297 holders of certificates and 161,732,000 are outstanding as of July 1, 2015. There are no shares held by Depository Trust Company.

At January 31, 2015, there were 159,880,000 shares of common stock of Gawk outstanding and there were in excess of 297 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Gawk’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2015
First Quarter (February – April 2014)	$8.65	$0.18
Second Quarter (May – July 2014)	$0.215	$0.08
Third Quarter (August - October 2014)	$0.1299	$0.0501
Fourth Quarter (November – January 2015)	$0.145	$0.0052

Fiscal Year 2014
First Quarter (February – April 2013)	$0.0	$0.0
Second Quarter (May – July 2013)	$0.0	$0.0
Third Quarter (August - October 2013)	$0.0	$1.0
Fourth Quarter (November – January 2014)	$0.04	$0.02

On July 1, 2015, the closing bid price of our common stock was $0.0201.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended January 31, 2015. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Gawk’s Transfer Agent and Registrar for the common stock is V Stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, 646-536-3179, info@vstocktransfer.com.

Recent sales of Unregistered Securities

Fiscal Year Ending January 31, 2015 to the date of filing

In March 2015, the Company issued 9,000,000 shares of common stock for services valued at the trading price of the stock at $36,000

Fiscal Year Ended January 31, 2015

During the year ended January 31, 2015, the Company issued 9,732,000 shares of common stock valued at the trading prices of $0.10 for value of $973,200 for services rendered.

The CEO contributed $40,000 and the Company recorded it as Additional Paid in Capital.

Common Stock

On November 14, 2013, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.01 par value. There were 161,732,000 shares issued and outstanding as of January 31, 2015. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

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

Warrants and Options

The Company had 8,000,000 warrants were issued and outstanding as of January 31, 2014. As of June 18, 2014, all warrants have been rescinded for failure to deliver the assets in accordance with the Agreement with Poker Junkies. The warrants had a holding period of 6 months and were excisable at 125% of the common stock.

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

Overview

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address 5300 Melrose Avenue, Suite 42, Las Angeles, CA 90038. In connection with the Stock Purchase, the company has changed its focus to engage in the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses. Our advanced, cloud services platforms enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.

As a result of the acquisition of one cloud services business during the past year, Gawk has gone through a significant transformation and has expanded its business customer base and added a significant number of network facilities and points of presence expanding its geographic reach. Through this acquisition, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions.

Gawk is pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets, targeting cloud services companies for acquisition, and accelerating organic growth. Our continuing effort to deliver advanced cloud solutions to companies with more complex requirements is supported by our cloud solutions platform that allows us to rapidly respond to our customers and potential customers’ needs for customized or enhanced solutions. We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale. Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board of Directors and shareholder relationship network.

The Future of Gawk

Gawk is pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets, targeting cloud services companies for acquisition, and accelerating organic growth. Our continuing effort to deliver advanced cloud solutions to companies with more complex requirements is supported by our cloud solutions platform that allows us to rapidly respond to our customers and potential customers’ needs for customized or enhanced solutions. We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale. Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board of Directors and shareholder relationship network.

Fiscal Year Ended January 31, 2015, Compared to Fiscal Year Ended January 31, 2014

RESULTS OF OPERATIONS

Revenue increased to $167,806 from $1,572 for the years ended January 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

General and administrative expenses increased to $2,042,906 from $423,950 for the years ended January 31, 2015 and 2014, respectively. The increase in general and administrative expenses are primarily related to the salaries of management of $310,000, consulting expenses of $475,194, marketing expenses of $467,158, publicity and advertising of $314,217, legal expenses of $89,550, accounting expenses of $71,914, travel expenses of $70,927, professional fees of $51,673, computers and internet expenses of $32,169 and other expenses of $160,103.

Research and development costs increased to $605,142 from $328,194 for the years ended January 31, 2015 and 2014, respectively. Our research and development increase is related to updates to our software and development of our software platform.

Related party transactions increased to $401,035 from $129,364 for the years ended January 31, 2015 and 2014, respectively. Our related party transactions increased because of unauthorized withdraws of funds that prior managed disbursed to them as follows:

Related Party Expenses for the years ended January 31, 2015 and 2014:

		January 31, 2015	January 31, 2014
Legal	Personal Expenses of Mars Callahan	$102,115	$30,000
Unauthorized withdrawals	Personal Expenses of John Hermansen	193,215	75,364
Unauthorized withdrawals	Personal Expenses of Mars Callahan	105,705	24,000
Related Party Expenses		$401,035	$129,364

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

Impairment of assets increased to $0.00 from $622,000 for the years ended January 31, 2015 and 2014, respectively. Our impairment decrease from the impairment of two acquisitions that was impaired because the parties never delivered the content to us in accordance with our agreement (See Note 5 - Rescinded Asset Acquisition).

Interest expense increased to $229,634 from $0.00 for the years ended January 31, 2015 and 2014, respectively. Our interest expenses increase due to the legal settlement with Doyle Knudson.

Unrealized gain (loss) increased to $76,050 from $0.00 for the years ended January 31, 2015 and 2014 respectively. Our unrealized gain (loss) increased due to a decline in share price of our marketable securities as of January 31, 2015 of which the Company still holds those securities and the current market value as of July 17, 2015 is $163,500 versus the booked value of $28,950.

Depreciation expense increased to $14,748 from $0.00 for the years ended January 31, 2015 and 2014, respectively. Our depreciation expenses increase due to the business combination of Webrunner whereas the assets were placed in service and depreciate over a three (3) year period starting November 1, 2014.

Amortization expense increased to $36,749 from $0.00 for the years ended January 31, 2015 and 2014, respectively. Our amortization expenses increase due to the business combination of Webrunner whereas the certain intangible assets were placed in service and amortized over a three (3) year period starting November 1, 2014.

Legal settlement expense increased to $2,550,000 from $0.00 for the years ended January 31, 2015 and 2014, respectively. Our legal settlement increased from the cost of legal expenses related to the settlement with Doyle Knudson.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at January 31, 2015 of $7,314,538 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) operating activities were ($3,561,240) and ($599,837) for the years ended January 31, 2015 and 2014, respectively. The increase in cash flows provided by operations was primarily attributable to the changes in operating assets and liabilities, the increase in related unauthorized payments and assets from the failure of Mr. Callahan and Mr. Hermansen to deliver the content in accordance with the agreements with Poker Junkies and High Profile Distributions in the year ended January 31, 2014.

Cash flows from investing activities. Cash (used in) investing activities were ($1,159,069) and $0.00 for the years ended January 31, 2015 and 2014, respectively. On June 11, 2014 we entered into a license and subscription agreement with Cipherloc Corp. (CLOK) formerly Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. Cipherloc has various features that will further protect our members and end users of our web developed platform. As of July 21, 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000. Net cash paid for the acquisition of Webrunners, Inc. was $34,069.

Cash flows from financing activities. Cash provided by financing activities were $3,941,554 and $1,527,988 for the years ended January 31, 2015 and 2014, respectively. We received cash from Doyle Knudson of $3,300,000, received advances from our CEO of $40,000, and proceeds of $699,200 and $1,378,000 from investors for year ended January 31, 2015 and 2014, respectively and proceeds of ($150,000) and $150,000 from subscription payable for year ended January 31, 2015 and 2014, respectively.

The Company has an accumulated deficit at January 31, 2015 of $7,314,538 and needs additional cash to maintain its operations.

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

Critical Accounting Policies

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended January 31, 2015 and 2014 were $605,142 and $328,194.

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

Our marketable securities are held as “available-for-sale” pursuant to ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest and other income in the accompanying statement of operations. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

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

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted. There were 9,100,000 options and no warrants issued by the Company during the year ended January 31, 2015. The 9,100,000 options were issued in accordance with the business combination of Webrunner, LLC, and See Note 8 – Business Combination.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of January 31, 2015 and 2014, the Company had no potentially dilutive instruments outstanding.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS

GAWK, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:
Balance Sheets at January 31, 2015 and 2014	F-2

Statements of Operations for the years ended January 31, 2015 and 2014	F-3

Statements of Stockholders’ Deficit for the years ended January 31, 2015 and 2014	F-4

Statements of Cash Flows for the years ended January 31, 2015 and 2014	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Gawk, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Gawk, Inc. and its subsidiaries (collectively, the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations and other comprehensive income(loss), stockholders’ equity, and cash flows for the years then ended. Gawk, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gawk, Inc. and its subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey LLP

Malone Bailey LLP

www.malonebailey.com
Houston, Texas
July 22, 2015

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

	January 31,
	2015	2014

ASSETS:
CURRENT ASSETS
Cash	$255,455	$1,034,210
Securities - available for sale	28,950	-
Accounts receivable	10,862	-
Deposit – Cipherloc	1,125,000	-
Total current assets	1,420,267	1,034,210

Web equipment, net of depreciation of $14,748	162,227	-
Intangible assets and proprietary technology, net of amortization of $36,749	404,238	-
Goodwill	1,310,908	-
TOTAL ASSETS	$3,297,640	$1,034,210

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$330,384	$146,559
Note payable RND Media	10,000	-
Convertible note payable net of discount $208,950 and $0	1,591,050	-
Subscription payable	-	150,000
Investor payable - common shares	1,154,000	1,378,000
Preferred shares payable for acquisition	1,000,000	-
Due to related party	188,854	100,000
TOTAL LIABILITIES	4,274,288	1,774,559

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
A Preferred stock, $0.001 par value, 1,000 shares authorized;
1,000 issued and outstanding	1.00	-
B Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized;
7 and none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized;
161,732,000 and 302,000,000 issued and outstanding	161,732	302,000
Additional paid-in capital	6,176,599	485,000
Accumulated other comprehensive income (loss)	(442)	(442)
Accumulated deficit	(7,314,538)	(1,526,907)
TOTAL STOCKHOLDERS' (DEFICIT)	(976,648)	(740,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,297,640	$1,034,210

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	January 31,
	2015	2014

REVENUE	$167,806	$1,572

OPERATING EXPENSES:
General and administrative	2,042,906	423,950
Research and development	605,142	328,194
Related party payments (Note 7)	401,034	129,364
Depreciation expense	14,748	-
Amortization expense	36,749	-
Legal settlement	2,550,000	-
Impairment of assets	-	622,000
Total operating expenses	5,650,579	1,503,508

OTHER (INCOME) AND EXPENSES
Interest income	(826)	-
Interest expense	229,634	-
Unrealized (gain) loss on marketable securities	76,050	-
Total other (income) and expenses	304,858	-

NET LOSS	$(5,787,631)	$(1,501,936)

Comprehensive income (loss):
NET LOSS	$(5,787,631)	$(1,501,936)
Other comprehensive income (loss)
Foreign currency translation adjustments	-	(351)
Total comprehensive income (loss)	$(5,787,631)	$(1,502,287)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.00)
Weighted average common shares outstanding, basic and diluted	169,720,932	300,783,562

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2015, AND 2014

	A Preferred Stock		B Preferred Stock		C Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Deficit	Total

JANUARY 31, 2013	-	$-	-	$-	-	$-	300,000,000	$300,000	$(175,000)	$(91)	$(24,971)	$99,938

Common stock issued for services	-	-	-	-	-	-	2,000,000	2,000	38,000	-	-	40,000

Preferred C Acquisition						38			622,000			622,038

Preferred C rescission						(38)						(38)

Foreign currency translation	-	-	-	-	-	-	-	-	-	(351)	-	(351)

Net loss	-	-	-	-	-	-	-	-	-	-	(1,501,936)	(1,501,936)

JANUARY 31, 2014	-	$-	-	$-	-	$-	302,000,000	$302,000	$485,000	$(442)	$(1,526,907)	$(740,349)

Preferred C acquisition	-	-	-	-	7	-	-	-	3,300,000	-	-	3,300,000

Common stock exchanged for Preferred A	1,000	1	-	-	-	-	(150,000,000)	(150,000)	149,999	-	-	-

Common shares issued for Preferred B replacement							9,232,000	9,232	913,968			923,200

Common stock issued for services	-	-	-	-	-	-	500,000	500	49,500	-	-	50,000

Contribution by CEO							-	-	40,000			40,000

Options issued for acquisition									879,932			879,932

Discount of note payable - BCF									358,200			358,200

Net loss	-	-	-	-	-	-	-	-	-	-	(5,787,631)	(5,787,631)

JANUARY 31, 2015	1,000	$1	-	$-	7	$-	161,732,000	$161,732	$6,176,599	$(442)	$(7,314,538)	$(976,648)

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,787,631)	$(1,501,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,000	40,000
Unrealized (gain) loss on securities available for sale	76,050	-
Impairment of assets	-	622,000
Amortization of debt discount	149,250	-
Depreciation expense	14,748	-
Amortization expense	36,749	-
Revenues from the receipt of marketable securities for consulting	(105,000)	-
Convertible note payable due to legal settlement	1,800,000	-
Changes in operating assets and liabilities:
Accounts receivable	(10,862)	-
Prepaid expenses and other current assets	-	2,858
Accounts payable and accrued liabilities	215,456	137,241
Due to related party	-	100,000
Net cash used in operating activities	(3,561,240)	(599,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of intangible assets	(1,125,000)	-
Net cash paid for webrunner acquisition	(34,069)	-
Net cash used in investing activities	(1,159,069)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Refund) of subscription payable	(150,000)	150,000
Proceeds for investor payable	699,200	1,378,000
Advances from related party	52,354	26,537
Contribution by CEO	40,000	-
Repayment of advances from shareholders	-	(26,549)
Proceeds from the sale of Preferred C stock	3,300,000	-
Net cash provided by financing activities	3,941,554	1,527,988

Effect of exchange rate changes	-	(351)
INCREASE (DECREASE) IN CASH	(778,755)	927,800
CASH, BEGINNING OF PERIOD	1,034,210	106,410
CASH, END OF PERIOD	$255,455	$1,034,210

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Common stock exchanged for Preferred A	$150,000	$-
Debt from RND Media assumed in acquisition	$10,000	$-
Preferred shares payable for acquisition	$1,000,000	$-
Preferred stock issued for acquisition of assets	$-	$622,000
Goodwill from acquisition	$1,310,908	$-
Accounts payable assumed from acquisition	$4,869	$-
Common shares issued for Preferred B replacement	$923,200	$-
Assets assumed from acquisition	$617,962	$-
Discount of note payable - BCF	$358,200	$-
Options issued for acquisition	$879,932	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAWK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

NOTE 1 – DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038 telephone number 888-754-6190. We have a January 31 fiscal year end. Gawk is focused on becoming our business customers’ single source for leveraging the increasing power of the cloud, providing essential services that form the foundation for successful migration to, and efficient use of, the cloud. Our cloud computing and Infrastructure as a Service (“IaaS”) solutions are designed to provide our customers with a platform on which additional cloud services can be layered. Complemented by Software as a Service (“SaaS”) solutions such as storage, security and business continuity, our advanced cloud offerings allow our customers to experience the increased efficiencies and agility delivered by the cloud. Gawk's cloud-based services are flexible, scalable and rapidly deployed, reducing our customers’ cost of ownership while increasing their productivity.

NOTE 2 – BASIS OF PRESENTATION

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

NOTE 3 – GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at January 31, 2015 of $7,314,538 and net loss for year-end January 31, 2015 of $5,787,631 and needs additional cash to maintain its operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2015 and 2014, cash and cash equivalents include cash on hand and cash in the bank. The FDIC insures these deposits up to $250,000.

Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

We completed an evaluation of goodwill at January 31, 2015 and determined that there was no impairment. We employed a qualitative evaluation for the 2015 analyses.

We have acquired brands that have been determined to have indefinite lives due to the nature of our business. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived brands may be adjusted to a determinable life.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods 3 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Machinery and equipment includes office furniture and fixtures (15-year life), computer equipment and capitalized software (3- to 5-year lives) and manufacturing equipment (3- to 20-year lives). Buildings are depreciated over an estimated useful life of 40 years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered. As of January 31, 2015 and 2014, the Company had no valuation allowance for the Company’s accounts receivable.

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

Our marketable securities are held as “available-for-sale” pursuant to ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest and other income in the accompanying statement of operations. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended January 31, 2015 and 2014 were $605,142 and $328,194, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.  There were 9,100,000 options and no warrants issued by the Company during the years ended January 31, 2015 and 2014. The 9,100,000 options were issued in accordance with the business combination of Webrunner, LLC, and See Note 8 – Business Combination.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. There were 9,100,000 options, a convertible note for $1,800,000 secured by 18,000,000 shares of common stock and no warrants issued by the Company during the years ended January 31, 2015 and 2014.

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

The following table summarizes fair value measurements by level at January 31, 2015 and January 31, 2014 for assets measured at fair value on a recurring basis:

Carrying Value at January 31, 2015

	Level 1	Level 2	Level 3	Total
Marketable securities - available for sale	28,950	-	-	28,950
Total assets	28,950	-	-	28,950

Carrying Value at January 31, 2014

	Level 1	Level 2	Level 3	Total
None	-	-	-	-
	-	-	-	-

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – RESCINDED ASSET ACQUISITIONS

The following is a detail of software at January 31, 2015 and 2014:

	2015	2014
Poker Junkies Intangibles	$-	$238,000
High Profile Distribution Intangibles	-	384,000
Total intangible assets	-	622,000
Accumulated impairment of assets	(-)	(622,000)
Total proprietary technology, net	$-	$-

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rent expense for the years ended January 31, 2015 and 2014 was $19,311 and $360, respectively.

Months of Term or Period	Monthly Rate Per Rentable Square Foot	Monthly Basic Rent (rounded to the nearest dollar)
1 to 12	$2.13	$5,534.00
13 to 24	$2.23	$5,794.00
25 to 36	$2.33	$6,053.00
37 to 48	$2.43	$6,313.00
49 to 60	$2.54	$6,599.00

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of year ended January 31, 2015 and 2014, the current CEO had unpaid salaries of $136,500 and $100,000, respectively.

During the years ended January 31, 2015 and 2014, the CEO advanced the Company cash of $52,354 and $26,537, respectively. In addition, during the year ended January 31, 2014 the Company repaid the prior CEO $26,537 As of January 31, 2015 and 2014, the amount owed to the prior CEO for advances was $52,354 and $0, respectively.

Related Party Expenses for the years ended January 31, 2015 and 2014:

		January 31, 2015	January 31, 2014
Legal	Personal Expenses of Mars Callahan	$102,114	$30,000
Unauthorized withdrawals	Personal Expenses of John Hermansen	193,215	75,364
Unauthorized withdrawals	Personal Expenses of Mars Callahan	105,705	24,000
Related Party Expenses		$401,034	$129,364

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan and John Hermansen.

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

The purchase price paid for the Acquisition was $2,104,932 which included $225,000 in cash, 1 Preferred Series C shares convertible into $1,000,000 of common stock and 9,100,000 options to purchase stock at an exercise price of $0.10 value at $879,932 using the Black Scholes option pricing model. In the Black Scholes option model prepared by the company to value the 9,100,000 options issued to Webrunner, Inc, the company used 333 consecutive daily stock price observations from October 11, 2013 through January 30, 2015, to compute a Volatility factor of 268% and a Cumulative Volatility factor of 599.66%. The stock price on the Measurement (Issuance) Date was $0.0978, and the strike price on the options is $0.10. The options have a five (5) year exercise life. Accordingly, the value was computed as $879,932. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

October 30, 2014
Fair Value of Consideration:
Cash	$225,000
1 Series Preferred C shares convertible into common shares	1,000,000
9,100,000 options at an exercise price of $0.10	879,932
Total Purchase Price	$2,104,932

Recognized amounts of identifiable assets acquired:
Assets:
Cash	$190,931
IP Address	81,920
Customer list	359,067
Equipment	176,975
Goodwill	1,310,908
Fair value of total assets	2,119,801
Note payable RND Media	(10,000)
AP & accrued liabilities	(4,869)
Fair value of net assets	$2,104,932

Webrunner, Inc. assets includes IP Address space assigned to it through American Registry for Internet Numbers (ARIN) which consists of a /19, pronounced “Slash Nineteen”, which contains 8192 IP Addresses that are used in conjunction with our services provided to our customers.

An Internet Protocol address (IP address) is a numerical label assigned to each device (e.g., computer, printer) participating in a computer network that uses the Internet Protocol for communication. An IP address serves two principal functions: host or network interface identification and location addressing.

The designers of the Internet Protocol defined an IP address as a 32-bit number and this system, known as Internet Protocol Version 4 (IPv4), is still in use today. However, because of the growth of the Internet and the predicted depletion of available addresses, a new version of IP (IPv6), using 128 bits for the address, was developed in 1995. IPv6 was standardized as RFC 2460 in 1998, and its deployment has been ongoing since the mid-2000s.

IP addresses are usually written and displayed in human-readable notations, such as 172.16.254.1 (IPv4), and 2001:db8:0:1234:0:567:8:1 (IPv6).

The Internet Assigned Numbers Authority (IANA) manages the IP address space allocations globally and delegates five regional Internet registries (RIRs) to allocate IP address blocks to local Internet registries (Internet service providers) and other entities.

The expected of the Equipment, IP Addresses and Customer List is 3 years of which we will be applying both amortization and depreciation on a quarterly basis in a straight line format.

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

	Years ended
	2015	2014

REVENUES	342,764	117,879

Net Loss	(5,637561)	(870,257)

Net loss per share basic and diluted	$(0.03)	$(0.00)

Weighted average of shares outstanding	161,732,000	300,373,626

NOTE 9 – PROPRIETARY TECHNOLOGY AND INTANGIBLES

On October 30, 2014 we entered into a business combination agreement with Webrunner, LLC for $2,104,932 which included the purchase of intangible and tangible assets of $440,987. See Note 8 – Business Combination.

The following is a detail of intangible assets at January 31, 2015 and January 31, 2014:

	January 31, 2015	January 31, 2014
Acquisition of Webrunner - Customer list	359,067	-
Acquisition of Webrunner – IP Address	81,920	-
Total intangible assets	440,987	-
Accumulated amortization of intangible assets	(36,749)	(-)
Total intangible assets	$404,238	$-

There was amortization expense for the fourth quarter of $36,749 as the assets were placed in service by the Company.

NOTE 10 – PROPERTY PLANT AND EQUIPMENT

On October 30, 2014 we entered into a business combination agreement with Webrunner, LLC for $2,104,932 which included the purchase of tangible assets of $176,975. See Note 8 – Business Combination.

The following is a detail of tangible assets at January 31, 2015 and January 31, 2014:

Acquisition of Webrunner - Equipment	176,975	-
Total tangible assets	176,975	-
Accumulated depreciation of tangible assets	(14,748)	(-)
Total tangible assets	$162,227	$-

NOTE 11 – MARKETABLE SECURITIES

On September 4, 2014 Cloud issued 3,000,000 common shares through a consulting agreement with Gawk, Inc. valued at $105,000 at the trading price of $.035 per share and the common stock issued to Gawk for consulting has been accounted as a marketable securities valued at $105,000. The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at January 31, 2015 and recorded a loss on change in fair value of the asset of $76,050 Total available security available for sale at January 31, 2015 is $28,950.

NOTE 12 – LICENSING AGREEMENT / DEPOSIT

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. As of July 20, 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

NOTE 13 – EQUITY

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

The Company issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC.  These Preferred Series B Warrants once exercised the Company would issue Preferred Series B stock.  From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock of $1,028,000 for the exercise of the Preferred B warrants.  From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock of $699,200 for the exercise of the Preferred B warrants.  On June 18, 2014 the Company rescinded this transaction as Mr. John Hermansen refused to deliver the Preferred Series B warrants.  On June 18, 2014, the Board of Directors agreed that since Mr. Hermansen refused to deliver the Preferred Series B warrants that were exercised the Company will issue common stock in lieu of issuing Convertible Preferred Series B shares.  The Company intends to issue common stock at 125% of the value of the stock of the Preferred Series B investment. During the year ended January 31, 2015, the Company issued 9,232,000 shares of common stock valued at the trading prices of $0.10 for value of $923,200 for conversion from Preferred B. As of October 31, 2014 the Company has accounted for as an investor payable in the amount of $1,154,000.

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

On November 4, 2014 a verified complaint was filed in Clark County, Nevada being case number A-14-709328-C against the Company by an investor known as James McCrink on behalf of the James E. McCrink Trust. The company and James E McCrink Trust reached a settlement on January 19, 2015 and issued 2,700,000 shares of common stock at a fair market value of $54,000 on February 17, 2015 in accordance with the settlement agreement.

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

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner, LLC, and See Note 8 – Business Combination.

Fiscal Year Ending January 31, 2015 to the date of Filing

In March 2015, the Company issued 9,000,000 shares of common stock for services valued at the trading price of the stock at $36,000 to its board members for services rendered.

Fiscal Year Ended January 31, 2015

During the year ended January 31, 2015, the Company issued 9,232,000 shares of common stock valued at the trading prices of $0.10 for value of $923,200 for conversion from Preferred B and 500,000 shares of common stock valued at the trading price of $0.10 for value of $50,000 for services rendered.

The CEO contributed $40,000 and the Company recorded it as Additional Paid in Capital.

NOTE 14 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended January 31, 2015 and 2014 consist of the following:

	Year Ended January 31,
	2015	2014
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$2,169,445	$295,253
State	574,265	78,155
	2,743,710	373,408
Valuation allowance	(2,743,710)	(373,408)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	January 31
	2015	2014

Statutory federal income tax rate	(34.0%)	(34.0%)
State income taxes and other	9.0%	0.0%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	January 31
	2015	2014

Net operating loss carryforward	2,169,445	295,253
Valuation allowance	(2,169,445)	(295,253)

Deferred income tax asset	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $6,380,721 available to offset future taxable income through 2034. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended January 31, 2015 and 2014, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operation loss carryforward and the related valuation allowance.

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

NOTE 15 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of January 31, 2015 and January 31, 2014:

	January 31, 2015	January 31, 2014

Note C-1	-	-
Dated – August 22, 2014	1,800,000

Total notes payable	$1,800,000	$-
Less: Discount	(208,950)
Less: current portion of convertible notes payable	1,591,050	-
Long-term convertible notes payable	$-	$-

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

The Company recorded a discount on the convertible note payable due to a beneficial conversion feature of $358,200 and amortized $149,250 for the year ended January 31, 2015.

NOTE 16 – NOTES PAYABLE

	January 31, 2015	January 31, 2014
Note D-1	10,000	-
Dated – January 31, 2015

Total notes payable	$10,000	$-

Note D-1: On October 30, 2014 the Company exercised the comprehensive acquisition agreement of Webrunner, LLC and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

NOTE 17 – MAJOR CUSTOMERS

Prior to the Company’s acquisition of Webrunners, Inc. and subsequent asset purchase of Net D Consulting, Inc. the Company’s primary source of income came in the form of performing consulting services of which it relied on one major customer, ”Customer 1”, for its source of income. Since the acquisition of Webrunner and the subsequent asset acquisition of Net D the Company has diversified its source of revenue to not have a dependence on any one customer. Webrunners has one customer, “Customer 2”, which at filing date represents 12% of its revenue. No other customers are in excess of 10% of total revenues.

NOTE 18 – SUBSEQUENT EVENTS

On March 4, 2015 the Company issued 2,060,000 in converting warrant purchaser shares.

On February 13, 2015 the Company issued 4,587,156 shares for legal services rendered.

On February 3, 2015 the Company entered into a consulting agreement with Stoneridge, Inc. for $250,000 to provide services for capital market advisory and financing services.

On March 23, 2015 the Company issued 9,000,000 shares with 3,000,000 shares going to each board member as compensation for serving on the board.

On April 30, 2015 the Company entered into an asset purchase agreement with Net D Consulting, Inc. of which the Company is currently in default under the terms of the agreement but has received a waiver of time in order to complete the asset purchase.

On May 7, 2015 the Company entered into an Equity Purchase agreement with Tarpon Bay Partners, LLC for $5,000,000 USD.

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

As of January 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

As of January 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting were ineffective as of January 31, 2015.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●	Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of two (2) members and may be expanded to as many as seven members under the Company’s Articles of Incorporation and By-Laws.

●	Lack of segregation of duties and adequate documentation of our internal controls.

●	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources and delays in the Company’s ability to respond to SEC inquiries regarding financial and accounting presentation. Further, the Company is delinquent in filings for fiscal year ended January 31, 2015 and quarter ended April 30, 2015. The Company also lacks segregation of duties and adequate documentation of our system of internal controls. The Company has implemented controls that the CEO would approve all transactions and the CFO would record and report these transactions which would implement segregation of duties weakness.

●	This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

●	Changes in internal control over financial reporting

●	There were no changes in our internal control over financial reporting that occurred during the year ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

●	It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item. The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.

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

Name	Age	Title

Scott Kettle	47	Chief Executive Officer and Chief Information Officer and CEO, Chairman, President
Ryan Wyler	39	Previous Chief Technology Officer, Director
Chris Hall	58	Directors
Michael Selsman	78	Directors
Mars Callahan	43	Previous CEO, Principle Accounting Officer, President, Director
John Hermansen	44	Previous Chief Content Officer, Secretary, Treasurer, Director

The chief executive officer and director and officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the officers and directors of the Company is as follows:

Scott Kettle – Chief Executive Officer, Chief Information Officer, Chairman, President

Mr. Kettle, age 47, is the founder of a series of successful family-owned and operated public companies in the telephony and telecommunications industry in the wake of the government-mandated break-up of AT&T’s monopoly some 25 years ago. Beginning with Thrifty-Tel (TTEL) in partnership with his father William Kettle, a steeply discounted provider of long-distance telephone service and pioneer of Flat Rate Communications, Kettle moved on to the wholesale sector serving as CIO for Five Star Telecom from 1994 to 1999. In 1998, Mr. Kettle founded and served as President and CEO of Tele Com Specialists, Inc. a software company. Kettle moved into the emerging DSL area, founding SpeeDsl, Inc.

Mr. Kettle’s extensive public company experience and more than twenty-five years of executive management give him the qualifications and skills to serve as a senior executive for the Gawk team

Ryan Wyler – Previous Chief Technology Officer, Director, and Secretary

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

Michael Selsman – Director and Secretary

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

John Hermansen – Previous Chief Content Officer and Director

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

Compliance with Section 16(A) Of the Exchange Act 9.A. Directors and Executive Officers, Promoters, and Control Persons:

As of January 31, 2015, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not filed the requirements timely. Current management needs to file Form 5 for the issuance of common shares.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business as Exhibit 14.1 to the Annual Report on Form 10-K attached hereto.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended January 31, 2015 and 2014, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2015 and 2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Scott Kettle	2014	-	-	40,000	-	-	-	-	40,000
CEO	2015	160,000	150,000	-	-	-	-	-	310,000

Chris Hall	2014	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-

Michael	2014	-	-	-	-	-	-	-	-
Selsman Director	2015	-	-	-	-	-	-	-	-

Mars	2014	54,000	-	-	-	-	-	-	54,000
Callahan Previous CEO, CFO, Director	2015	207,819	-	-	-	-	-	-	207,819

Ryan Wyler,	2014	-	-	-	-	-	-	-	-
CTO	2015	-	-	-	-	-	-	-	-

John	2014	75,364	-	-	-	-	-	-	75,364
Hermansen Previous CCO Director	2015	193,216	-	-	-	-	-	-	193,216

2015 and 2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Scott	2014	-	-	-	-	-	-	-	-	-
Kettle	2015	-	-	-	-	-	-	-	-	-

Chris	2014	-	-	-	-	-	-	-	-	-
Hall	2015	-	-	-	-	-	-	-	-	-

Michael	2014	-	-	-	-	-	-	-	-	-
Selsman	2015	-	-	-	-	-	-	-	-	-

Mars	2014	-	-	-	-	-	-	-	-	-
Callahan	2015	-	-	-	-	-	-	-	-	-

John	2014	-	-	-	-	-	-	-	-	-
Hermansen	2015	-	-	-	-	-	-	-	-	-

Ryan	2014	-	-	-	-	-	-	-	-	-
Wyler	2015	-	-	-	-	-	-	-	-	-

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

The Agreement allows for standard vacation, health, participation in employee benefit plan among other things (See Exhibit 10.4)

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

Upon closing, the Company will receive gross proceeds of $3,300,000.  Pursuant to the terms of the Series C Preferred Stock, after holding the Series C Preferred Stock for at least one year, the Purchaser will have the right to convert each share of Series C Preferred Stock into $1,000,000 worth of Common Stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of January 31, 2015 based on 161,732,000 shares of common stock issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Kettle(1) c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock	80,000,000	49.00%

Scott Kettle(1) c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Preferred Series A Stock	1,000	100.00%

All Officers and Directors As a Group (2 persons)	Common Stock	80,000,000	49.00%

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

Convertible Securities

The Company has no convertible securities as of January 31, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended January 31, 2015 and 2014, the CEO advanced the Company cash of $52,354 and $26,537, respectively. In addition, during the year ended January 31, 2014 the Company repaid the prior CEO $26,537 As of January 31, 2015 and 2014, the amount owed to the prior CEO for advances was $52,354 and $0, respectively.

Related Party Expenses for the years ended January 31, 2015 and 2015:

		January 31, 2015	January 31, 2014
Legal	Personal Expenses of Mars Callahan	$102,114	$30,000
Unauthorized withdrawals	Personal Expenses of John Hermansen	193,215	75,364
Unauthorized withdrawals	Personal Expenses of Mars Callahan	105,705	24,000
Related Party Expenses		$401,034	$129,364

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Malone Bailey LLP for the audit of the Company’s annual financial statements for fiscal years ended January 31, 2015 and 2014 were approximately $15,000 and $15,000, respectively.

Audit-Related Fees. The aggregate fees billed by Malone Bailey LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended January 31, 2015 and 2014, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Malone Bailey LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2015 and 2014 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by Malone Bailey LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended January 31, 2015 and 2014 were $0 and $0, respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2014 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008
(3)	Filed herein

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

Registrant	Gawk, Inc.

Date: July 22, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer), President

Date: July 22, 2015	By:	/s/ Scott Kettle
Scott Kettle
Principal Accounting Officer, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 22, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director

Date: July 22, 2015	By:	/s/ Michael Selsman
Michael Selsman
Director

Date: July 22, 2015	By:	/s/ Chris Hall
Chris Hall Director

