Form 10-Q
period 2015-04-30
Gawk Inc.
filed 2015-07-30
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common stock, $0.001 par value	180,079,156

GAWK INCORPORATED

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statement of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mining Safety Disclosures	14
Item 5	Other information	14
Item 6.	Exhibits	14

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that can be expected for the year ending January 31, 2016.

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2015	2015
ASSETS:
CURRENT ASSETS
Cash	$125,899	$255,455
Marketable securities - available for sale	135,000	28,950
Accounts receivable	5,809	10,862
Deposit - Cipherloc	1,125,000	1,125,000
Total current assets	1,391,708	1,420,267

Web equipment, net of depreciation of $29,496 and $14,748	147,479	162,227
Intangible assets and proprietary technology, net of amortization $73,498 and $36,749	367,489	404,238
Goodwill	1,310,908	1,310,908

TOTAL ASSETS	$3,217,584	$3,297,640

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$374,984	$330,384
Note payable RND Media	10,000	10,000
Convertible note payable net of discount $119,400 and $208,950	1,680,600	1,591,050
Investor payable - common shares	1,154,000	1,154,000
Preferred shares payable for acquisition	-	1,000,000
Due to related party	188,854	188,854
TOTAL LIABILITIES	3,408,438	4,274,288

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
A Preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 issued and outstanding	1	1
B Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized; 8 and none issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 178,019,156 and 161,732,000 issued and outstanding	178,019	161,732
Additional paid-in capital	7,271,394	6,176,599
Accumulated other comprehensive income (loss)	(442)	(442)
Accumulated deficit	(7,639,826)	(7,314,538)
TOTAL STOCKHOLDERS' (DEFICIT)	(190,854)	(976,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,217,584	$3,297,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	April 30,
	2015	2014

REVENUE	$58,582	$-

OPERATING EXPENSES:
General and administrative	304,276	199,074
Research and development	-	478,735
Related party payments	-	385,035
Depreciation and Amortization expense	51,497	-
Total operating expenses	$355,773	$1,062,844

OTHER (INCOME) AND EXPENSES
Interest income	$(3)	-
Interest expense	134,150	-
Unrealized (gain) loss on marketable securities	(106,050)	-
Total other (income) and expenses	$28,097	$-

NET LOSS	$(325,288)	$(1,062,844)

Comprehensive income (loss):
NET LOSS	$(325,288)	$(1,062,844)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	172,555,864	210,333,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325,288)	$(1,062,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	57,083	-
Common stock issued for legal settlement	54,000	-
Amoritization of Debt Discount	89,550	-
Unrealized (gain) loss on marketable securities	(106,050)	-
Depreciation and Amortization	51,497	-
Changes in operating assets and liabilities:
Accounts receivable	5,053	-
Accounts payable and accrued liabilities	44,599	(31,787)
Preferred Stock Payable	-	-
Due to related party	-	59,000
Net cash used in operating activities	(129,556)	(1,035,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Refund) of subscription payable	-	(150,000)
Proceeds for investor payable	-	699,200
Proceeds from the sale of Preferred C stock	-	3,300,000
Net cash provided by financing activities	-	3,849,200

Effect of exchange rate changes	-	-
INCREASE (DECREASE) IN CASH	(129,556)	2,813,569
CASH, BEGINNING OF PERIOD	255,455	1,034,210
CASH, END OF PERIOD	$125,899	$3,847,779

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

Common stock exchanged for Preferred A	$-	$150,000
Issuance of preferred shares payable for acquisition	$1,000,000	$-

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2015 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2015 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

The following table summarizes fair value measurements by level at April 30, 2015 and January 31, 2015 for assets measured at fair value on a recurring basis:

at April 30, 2015
	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	135,000	-	-	135,000
Total assets	135,000	-	-	135,000

at January 31, 2015
	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	28,950	-	-	28,950
Total assets	28,950	-	-	28,950

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended April 30, 2015 of $325,288, an accumulated deficit of $7,639,826 cash flows used by operating activities of $129,556 and needs additional cash to maintain its operations.

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

NOTE 4 – MARKETABLE SECURIITES

On September 4, 2014 Cloud issued 3,000,000 common shares through a consulting agreement with Gawk, Inc. valued at $105,000 at the trading price of $.035 per share and the common stock issued to Gawk for consulting has been accounted as a marketable securities valued at $105,000. The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at April 30, 2015 and recorded a gain on change in fair value of the asset of $106,050. Total available security available for sale at April 30, 2015 is $135,000.

NOTE 5 – LICENSING AGREEMENT / DEPOSIT

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. As of July 28, 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

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

On February 13, 2015 the Company issued 4,587,156 shares for legal services rendered for $20,183.

On March 20, 2015 the Company issued 9,000,000 shares with 3,000,000 shares going to each board member as compensation for serving on the board for a total of $36,900.

NOTE 7 – BUSINESS COMBINATION

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

During the 2 months ended April 30, 2015 the issued $1,000,000 of preferred shares payable for the acquisition of Webrunner, Inc.

See Note – 8 of our January 31, 2015 10K for more information.

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at February 1, 2014.

April 30, 2014

REVENUES	29,470

Net Loss	(1,033,374)

Net loss per share basic and diluted	$(0.01)

Weighted average of shares outstanding	219,433,333

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of April 30, 2015 and January 31, 2015:

	April 30, 2015	January 31, 2015

Note C-1
Dated – August 22, 2014	1,800,000	1,800,000

Total notes payable	$1,800,000	$1,800,000
Less: Discount	(119,400)	(208,950)
Less: current portion of convertible notes payable	1,680,600	1,591,050
Long-term convertible notes payable	$-	$-

The Company amortized the debt discount $89,550 for the 3 months ended April 30, 2015.

NOTE 9 –NOTES PAYABLE

	April 30, 2015	January 31, 2015
Note D-1	10,000	10,000
Dated – October 30, 2014

Total notes payable	$10,000	$10,000

NOTE 10 – RELATED PARTY TRANSACTIONS

As of April 30, 2015 and January 31, 2015, the current CEO had unpaid salaries of $136,500.

During the year ended January 31, 2015, the CEO advanced the Company cash of $52,354. As of April 30, 2015 and January 31, 2015 the amount owed to the prior CEO for advances was $52,354.

NOTE 11 – SUBSEQUENT EVENTS

On March 4, 2015 the Company approved the issuance of 2,060,000 in converting warrant purchaser shares. On May 23, 2015 the shares were issued.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Three Months Ended April 30, 2015, Compared to Three Months Ended April 30, 2014

RESULTS OF OPERATIONS

Revenue increased to $58,582 from $0.00 for the three months ended April 30, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

General and administrative expenses increased to $304,276 from $199,074 for the three months ended April 30, 2015 and 2014, respectively. The increase in general and administrative expenses are primarily related to consulting of $74,646, Legal $94, 000, Computers and Internet of $35,757, rent of $17,303, and telephone expenses of $14,640.

Research and development costs decreased to $0.00 from $478,735 for the three months ended April 30, 2015 and 2014, respectively. Our research and development decrease is related to the expanded focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Related party transactions decreased to $0.00 from $385,035 three months ended April 30, 2015 and 2014, respectively. Our related party transactions decreased because of the change in management that occurred on May 12, 2014.

Depreciation expense increased to $51,497 from $0.00 for three months ended April 30, 2015 and 2014, respectively. Our depreciation expenses increased due to our acquisition of Webrunners and the associated equipment thereof.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at April 30, 2015 of $7,639,826 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash (used in) provided by operating activities were ($129,556) and ($1,035,631) for the three months ended April 30, 2015 and 2014, respectively. The decrease in cash flows provided by operations was primarily attributable to the acquisition of one cloud services business during the past year.

Cash flows from financing activities. Cash provided by financing activities were $0.00 and $3,849,200 for the three months ended April 30, 2015 and 2014, respectively.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 4, 2014 a verified complaint was filed in Clark County, Nevada being case number A-14-709328-C against the Company by an investor known as James McCrink on behalf of the James E. McCrink Trust. The company and James E McCrink Trust reached a settlement on January 19, 2015 and issued 2,700,000 shares of common stock on February 17, 2015 in accordance with the settlement agreement.

ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2015 during our three months ended April 30, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for April 30,2015

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012. (2) 10-SB/12g filed on February 13, 2008
(2)	10-SB/12g filed on February 13, 2008

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

Registrant	Gawk Incorporated

Date: July 30, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	Gawk, Incorporated

Date: July 30, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)

