Form 10-K/A
period 2015-01-31
Gawk Inc.
filed 2015-08-20
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K/A for the period ended January 31, 2015 (the “10-K/A”) is to is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No other changes have been made to the 10-K/Amendment No.3 and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K/Amendment No. 3.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Gawk, Inc.

Date: August 20, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer), President

Date: August 20, 2015	By:	/s/ Scott Kettle
Scott Kettle
Principal Accounting Officer, Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 20, 2015	By:	/s/ Scott Kettle
Scott Kettle
Director

Date: August 20, 2015	By:	/s/ Michael Selsman
Michael Selsman
Director

Date: August 20, 2015	By:	/s/ Chris Hall
Chris Hall
Director

3