Form 10-Q/A
period 2015-04-30
Gawk Inc.
filed 2015-08-20
CIK 1546392

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

EXPLANATORY NOTE – AMENDMENT

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2015 (the “10-Q/A”) is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

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
101.PRE

* Filed with our Form 10-Q as filed on July 30, 2015.

** Filed herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Gawk Incorporated

Date: August 20, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	Gawk, Incorporated

Date: August 20, 2015	By:	/s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)

3