Form 10-Q
period 2015-07-31
Gawk Inc.
filed 2015-09-14
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-180611

Gawk Incorporated
(Name of small business issuer as specified in its charter)
(formerly Media Mechanics, Inc.)

Nevada	33-1220317
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 Melrose Avenue Suite 42
Los Angeles, CA 90038
(Address of principal executive offices) (Zip Code)

(888) 754-6190
Registrant's telephone number, including area code

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at Steptember 14, 2015
Common stock, $0.001 par value	188,284,626

GAWK INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2015 AND 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending January 31, 2016.

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$44,293	$255,455
Marketable securities - available for sale	210,000	28,950
Accounts receivable	6,033	10,862
Due from Net D	1,276	-
Deposit - Cipherloc	1,125,000	1,125,000
Total Current Assets	1,386,602	1,420,267

Web equipment, net of depreciation of $44,244 and $14,748	132,731	162,227
Intangible assets and proprietary technology, net of amortization $152,028 and $36,749	790,337	404,238
Goodwill	4,865,530	1,310,908

TOTAL ASSETS	$7,175,200	$3,297,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$505,590	$330,384
Note payable	360,000	10,000
Convertible note payable net of discount $29,850 and $208,950	1,795,150	1,591,050
Investor payable - common shares	2,504,000	1,154,000
Preferred shares payable	2,017,500	1,000,000
Due to related parties	228,854	188,854
Total Current Liabilities	7,411,094	4,274,288

TOTAL LIABILITIES	7,411,094	4,274,288

Stockholders' Equity (Deficit)
A Preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 issued and outstanding	1	1
B Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized; 8 and none issued and outstanding	0	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 180,079,156 and 161,732,000 issued and outstanding	180,079	161,732
Additional paid in capital	7,480,335	6,176,599
Accumulated other comprehensive income (loss)	-	(442)
Accumulated deficit	(7,896,309)	(7,314,538)
Total Stockholders' Equity (Deficit)	(235,894)	(976,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,175,200	$3,297,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2015	2014	2015	2014

Revenues	$558,079	$-	$616,661	$-
Cost of revenues	392,629	-	392,629	-
Gross profit	165,450	-	224,032	-

Operating Expenses
General and administration	265,999	1,076,887	570,275	1,275,931
Research and development	2,500	53,407	2,500	532,142
Related party payments	-	16,000	-	401,035
Depreciation and amortization	93,278	-	144,775	-
Total operating expenses	361,777	1,146,294	717,550	2,209,108

Net loss from operations	(196,327)	(1,146,294)	(493,518)	(2,209,108)

Other income (expense)
Interest income	-	-	3	-
Interest expense	(135,156)	-	(269,306)	-
Unrealized gain on marketable securities	75,000	-	181,050	-
Total other income (expense)	(60,156)	-	(88,253)	-

Net loss before taxes	(256,483)	(1,146,294)	(581,771)	(2,209,108)

Net loss	$(256,483)	$(1,146,294)	$(581,771)	$(2,209,108)

Other comprehensive income (loss)	442	-	442	-

Comprehensive Loss	$(256,041)	$(1,146,294)	$(581,329)	$(2,209,108)

Basic and dilutive loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of
shares outstanding	179,496,982	152,000,000	176,083,946	180,176,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(581,771)	$(2,209,108)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	57,083	-
Common stock issued for legal settlement	54,000	-
Amortization of Debt Discount	179,100	-
Unrealized (gain) loss on marketable securities	(181,050)	-
Depreciation and amortization	144,775	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	4,829	-
Due from Net D	(1,276)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	90,206	(106,127)
Due to related party	40,000	122,892
Net Cash Used in Operating Activities	(194,104)	(2,192,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for license agreement	-	(1,125,000)
Acquisition of intangible property	(65,000)	-
Net Cash (Used in) Investing Activities	(65,000)	(1,125,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Refund) of subscription payable	-	(150,000)
Proceeds for convertible note	25,000	-
Proceeds for investor payable	-	699,200
Proceeds from the sale of Preferred C stock	-	3,300,000
Proceeds from preferred share payable	17,500	-
Proceeds from issuance of stock	5,000	-
Net Cash Provided By Financing Activities	47,500	3,849,200

Effect of exchange rate changes	442	-

Net increase (decrease) in cash and cash equivalents	(211,162)	531,857
Cash and cash equivalents, beginning of period	255,455	1,034,210
Cash and cash equivalents, end of period	$44,293	$1,566,067

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock exchanged for Preferred A	$-	$150,000
Preferred share payable exchanged for preferred C stock	$1,000,000	$-
Acquisiton of goodwill	$3,554,622	$-
Issuance of preferred shares payable for acquisition	$2,000,000	$-
Issuance of investor payable for acquisition	$1,556,000	$-
Common shares exchanged for warrant	$206,000	$-
Intangible assets assumed from acquisition	$351,378	$-
Accounts payable assumed from acquisition	$85,000	$-
Note payable assumed from acquisition	$350,000	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

NOTE 1 - DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA  90038 telephone number 888-754-6190.  We have a January 31 fiscal year end.  Gawk is focused on becoming our business customers' single source for leveraging the increasing power of the cloud, providing essential services that form the foundation for successful migration to, and efficient use of, the cloud. Our cloud computing and Infrastructure as a Service ("IaaS") solutions are designed to provide our customers with a platform on which additional cloud services can be layered.  Complemented by Software as a Service ("SaaS") solutions such as storage, security and business continuity, our advanced cloud offerings allow our customers to experience the increased efficiencies and agility delivered by the cloud. Gawk's cloud-based services are flexible, scalable and rapidly deployed, reducing our customers' cost of ownership while increasing their productivity.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2015 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2015 included within its Form 10-K as filed with the Securities and Exchange Commission.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Revenue Recognition

The company pursues opportunities to realize revenues from consulting services. It is the company's policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at July 31, 2015 and January 31, 2015 for assets measured at fair value on a recurring basis:

July 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	210,000	-	-	210,000
Total assets	210,000	-	-	210,000

January 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	28,950	-	-	28,950
Total assets	28,950	-	-	28,950

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended July 31, 2015 of $581,329, an accumulated deficit of $7,896,309, cash flows used in operating activities of $194,104 and needs additional cash to maintain its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

NOTE 4 – MARKETABLE SECURIITES

On September 4, 2014 Cloud issued 3,000,000 common shares through a consulting agreement with Gawk, Inc. valued at $105,000 at the trading price of $.035 per share and the common stock issued to Gawk for consulting has been accounted as a marketable securities valued at $105,000.  The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at July 31, 2015 and recorded a gain on change in fair value of the asset of $181,050. Total available security available for sale at July 31, 2015 is $210,000.

NOTE 5 – LICENSING AGREEMENT / DEPOSIT

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed it’s name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  CipherLoc has various features that will further protect our members and end users of our web developed platform.  As of July 31 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

NOTE 6 – STOCK PAYABLE

Investor payable - common shares

On May 1, 2015, the Company recorded  $1,556,000 as an investor payable which shall be converted to  40,000,000 common shares for acquisition of assets (Note 7).

Preferred Stock Payable

On May 1, 2015, the Company recorded  $2,000,000 as preferred share payable which shall be coverted to  2 Preferred Series C shares for acquisition of assets (Note 7).

On June 24, 2015, the Company received $17,500 for the issuance of the 437,500 Preferred Series B shares.

NOTE 7 - EQUITY

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

On May 23, 2015, the Company issued 2,060,000 shares in converting warrant purchaser shares for a total consideration of $206,000 previously paid as investor payable.

NOTE 8 – BUSINESS COMBINATION

April 24, 2015, the Company entered into an asset purchase and sale agreement with Net D Consulting Inc. (Net D) which closed on May 1, 2015.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

The acquisition consisted of the purchase of a customer list and all of its business, which are considered to meet the definition of a business in accordance with FASB codification Topic 805, "Business Combinations", As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was a change in control of Net D; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company's pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company's current board of directors and management was the result of the appointment by the Company's pre-transaction directors.

The purchase price paid for the Acquisition was $4,056,000 which included $150,000 in cash $350,000 note payable, 2 Preferred Series C shares convertible into $2,000,000 of common stock and 40,000,000 common shares valued at $1,556,000. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

May 1, 2015
Fair Value of Consideration:
Cash	$150,000
Note payable	350,000
40,000,000 common shares	1,556,000
2 Series Preferred C shares convertible into common shares	2,000,000
Total Purchase Price	$4,056,000

Recognized amounts of identifiable assets acquired:
Assets:
Customer lists	$501,378
Goodwill	3,554,622
Fair value of total assets	$4,056,000

Revenues of $476,526 and net income of $1,276 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the six months ended July 31, 2015.

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at February 1, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Revenues	$855,397	$166,573

Net Loss	(662,127)	(2,341,099)

Net loss per share basic and diluted	$(0.00)	$(0.01)

Weighted average of shares outstanding	176,083,946	180,176,796

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of July 31, 2015 and January 31, 2015:

	July 31, 2015	January, 31, 2015
Dated – August 22, 2014	$1,800,000	$1,800,000
Dated – June 3, 2015	25,000	-

Total notes payable	$1,825,000	$1,800,000
Less: Discount	(29,850)	(208,950)
Less: current portion of convertible notes payable	1,795,150	1,591,050
Long-term convertible notes payable	$-	$-

On June 3, 2015, the Company entered into a Convertible Note Agreement in the principal amount of $25,000 with Mr. Knudson. The note bears interest at 15% per annum and is convertible into 287,500 shares of the Company's common stock.

The Company amortized the debt discount $89,550 and $179,100 for the three and six months ended July 31, 2015, respectively.

NOTE 10 –NOTES PAYABLE

	July 31, 2015	January, 31, 2015
Dated – October 30, 2014	$10,000	$10,000
Dated – May 1, 2015	350,000	-
Total notes payable	$360,000	$10,000

On May 1, 2015, the Company closed an asset purchase and sale agreement with Net D and agreed to pay $500,000 of which $150,000 will be paid in cash and $350,000 with a note payable. The note bears no interest.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of July 31, 2015 and January 31, 2015, the current CEO had unpaid salaries of $176,500 and 136,500, respectively.

During the year ended January 31, 2015, the CEO advanced the Company cash of $52,354. As of July 31, 2015 and January 31, 2015 the amount owed to the prior CEO for advances was $52,354.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Based on our evaluation no events other than the following have occurred that require disclosure:

On August 3, 2015, the Company issued 1,346,297 shares of Common Stock for conversion of a promissory note.

On August 13, 2015, the Company issued 1,859,173 shares of Common Stock for conversion of a  promissory note.

On August 20, 2015, the Company approved and issued 5,000,000 shares of restricted common stock to employees as payment for services rendered.

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Gawk Incorporated and its subsidiaries, unless the context requires otherwise.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.
Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 31, 2015, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.
In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.
 Overview

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address is 5300 Melrose Avenue, Suite 42, Los Angeles, CA  90038 telephone number 888-754-6190.  We have a January 31 fiscal year end.  In connection with the Stock Purchase, the company has changed its focus to engage in the business of online distribution of all digital content including but not limited to full length feature films, television series, sports, documentaries, live events via our proprietary content distribution network (CDN).  On October 30, 2014 the Company acquired a company called Webrunner, LLC.  As of October 30, 2014 Webrunner, LLC is a wholly owned subsidiary of the Company. On May 1, 2015 the Company entered into an asset purchase agreement with Net D Consulting, Inc.

The Future of Gawk

Gawk is pursuing a three-tiered growth strategy: developing specialized solutions for key vertical markets, targeting cloud services companies for acquisition, and accelerating organic growth. Our continuing effort to deliver advanced cloud solutions to companies with more complex requirements is supported by our cloud solutions platform that allows us to rapidly respond to our customers and potential customers' needs for customized or enhanced solutions. We also intend to continue to develop vertically oriented solutions to expand our revenue opportunities and further differentiate our service suite. We intend to acquire additional cloud services companies that can further expand our customer base, allow us to introduce additional cloud products and services, and gain scale. Our strategy to organically grow our Business Services revenue includes securing large strategic distribution partners, increasing our direct as well as indirect channel sales efforts, upselling solutions to our existing base and leveraging our management, Board of Directors and shareholder relationship network.

Three Months Ended July 31, 2015, Compared to Three Months Ended July 31, 2014

RESULTS OF OPERATIONS

Revenue increased to $558,079 from $0 for the three months ended July 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses. In addition we consummated an asset acquisition within the Voice over IP sector.

Cost of revenues increased to $392,629 from $0 for the three months ended July 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses. In addition we consummated an asset acquisition within the Voice over IP sector.

General and administrative expenses decreased to $265,999 from $1,076,887 for the three months ended July 31, 2015 and 2014, respectively.  The decrease in general and administrative expenses are primarily related to the change in focus from streaming media and the associated marketing and promotion expenses.

Research and development costs decreased to $2,500 from $53,407 for the three months ended July 31, 2015 and 2014, respectively.  Our research and development decrease is related to the expanded focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Related party transactions decreased to $0 from $16,000 for the three months ended July 31, 2015 and 2014, respectively. Our related party transactions decreased because of the change in management that occurred on May 12, 2014.

Depreciation expense increased to $93,278 from $0 for the three months ended July 31, 2015 and 2014, respectively. Our depreciation expenses increased due to our acquisition of Webrunners and the associated equipment thereof.

Six Months Ended July 31, 2015, Compared to Six Months Ended July 31, 2014

RESULTS OF OPERATIONS

Revenue increased to $616,661 from $0 for the six months ended July 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses. In addition we consummated an asset acquisition within the Voice over IP sector.

Cost of revenues increased to $392,629 from $0 for the six months ended July 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses. In addition we consummated an asset acquisition within the Voice over IP sector.

General and administrative expenses decreased to $570,275 from $1,275,931 for the six months ended July 31, 2015 and 2014, respectively.  The decrease in general and administrative expenses are primarily related to the change in focus from streaming media and the associated marketing and promotion expenses.

Research and development costs decreased to $2,500 from $532,142 for the six months ended July 31, 2015 and 2014, respectively.  Our research and development decrease is related to the expanded focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Related party transactions decreased to $0 from $401,035 for the six months ended July 31, 2015 and 2014, respectively. Our related party transactions decreased because of the change in management that occurred on May 12, 2014.

Depreciation expense increased to $144,775 from $0 for the six months ended July 31, 2015 and 2014, respectively. Our depreciation expenses increased due to our acquisition of Webrunners and the associated equipment thereof.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at July 31, 2015 of $7,896,309 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $750,000 to fund our operations.  The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company's existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Cash flows from operations. Our cash used in operating activities were $194,104 and $2,192,343 for the six months ended July 31, 2015 and 2014, respectively.  The decrease in cash flows used in operating activities was primarily attributable to the acquisitions of one cloud services business and one voice over IP business during the past year.

Cash flows from investing activities. Cash used in investing activities were $65,000 and $1,125,000 for the six months ended July 31, 2015 and 2014, respectively. On May 1, 2015, we closed an asset purchase and sale agreement with Net D Consulting Inc. (Net D). The purchase price paid for the Acquisition was $4,056,000 which included $150,000 in cash $350,000 note payable, 2 Preferred Series C shares convertible into $2,000,000 of common stock and 40,000,000 common shares valued at $1,556,000 and as of July 31, 2015, we paid $65,000 of a part of $150,000 in cash. On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) ("Cloud") for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. Cipherloc has various features that will further protect our members and end users of our web developed platform. As of July 31, 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

Cash flows from financing activities. Cash provided by financing activities were $47,500 and $3,849,200 for the six months ended July 31, 2015 and 2014, respectively.

These factors raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Critical Accounting Policies

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company's accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company's material weaknesses in financial reporting were:

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
ITEM 1A - RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, "Risk Factors" in our  Annual Report on Form 10-K for the year ended January 31, 2015 during our six months ended July 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2015.

ITEM 4.  MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for July 31, 2015.

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.

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

Registrant Date: September 14, 2015	Gawk Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant Date: September 14, 2015	Gawk, Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)