Form 10-Q
period 2015-10-31
Gawk Inc.
filed 2015-12-17
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2015
Common stock, $0.001 par value	216,388,063

GAWK INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2015 AND 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending January 31, 2016.

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$36,804	$255,455
Marketable securities - available for sale	157,500	28,950
Accounts receivable	17,977	10,862
Due from Net D	34,542	-
Deposit - Cipherloc	1,125,000	1,125,000
Deferred financing cost assets	15,917	-
Total Current Assets	1,387,740	1,420,267

Web equipment, net of depreciation of $58,992 and $14,748	117,983	162,227
Intangible assets and proprietary technology, net of amortization $230,559 and $36,749	711,807	404,238
Goodwill	4,865,530	1,310,908

TOTAL ASSETS	$7,083,060	$3,297,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$474,974	$330,384
Note payable	385,000	10,000
Current portion of convertible note payable, net of discount $73,897 and $208,950	1,861,603	1,591,050
Investor payable - common shares	2,504,000	1,154,000
Preferred shares payable	17,500	1,000,000
Due to related parties	262,016	188,854
Derivative liabilities	666,430	-
Total Current Liabilities	6,171,523	4,274,288

Convertible note payable, net of discount $29,166 and $0	4,167	-

TOTAL LIABILITIES	6,175,690	4,274,288

Stockholders' Equity (Deficit)
A Preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 issued and outstanding	1	1
B Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
C Preferred stock, $0.001 par value, 100 shares authorized; 10 and 7 issued and outstanding	-	-
Common stock, $0.001 par value, 650,000,000 shares authorized; 215,638,063 and 161,732,000 issued and outstanding	215,638	161,732
Additional paid in capital	9,354,144	6,176,599
Accumulated other comprehensive income (loss)	-	(442)
Accumulated deficit	(8,662,413)	(7,314,538)
Total Stockholders' Equity (Deficit)	907,370	(976,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,083,060	$3,297,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2015	2014	2015	2014

Revenues	$526,761	$105,000	$1,143,422	$105,000
Cost of revenues	332,704	-	725,333	-
Gross profit	194,057	105,000	418,089	105,000

Operating Expenses
General and administration	616,247	498,716	1,186,522	1,774,647
Research and development	-	79,838	2,500	611,980
Legal settlement	-	2,550,000	-	2,550,000
Related party payments	-	-	-	401,035
Depreciation and amortization	93,278	-	238,053	-
Total operating expenses	709,525	3,128,554	1,427,075	5,337,662

Net loss from operations	(515,468)	(3,023,554)	(1,008,986)	(5,232,662)

Other income (expense)
Interest income	-	820	3	820
Interest expense	(161,868)	(94,714)	(431,174)	(94,714)
Unrealized gain (loss) on marketable securities	(52,500)	(35,100)	128,550	(35,100)
Change in fair value of derivative liabilities	(36,268)	-	(36,268)	-
Total other income (expense)	(250,636)	(128,994)	(338,889)	(128,994)

Net loss	$(766,104)	$(3,152,548)	$(1,347,875)	$(5,361,656)

Other comprehensive income (loss)	-	-	442	-

Comprehensive Loss	$(766,104)	$(3,152,548)	$(1,347,433)	$(5,361,656)

Basic and dilutive loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	196,682,424	152,856,522	182,828,588	170,969,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,347,875)	$(5,361,656)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	150,083	-
Common stock issued for legal settlement	54,000	-
Stock-based compensation	216,000	-
Amortization of debt discount	280,720	59,700
Amortization of deferred financing cost	3,583	-
Revenues from the receipt of securities for consulting	-	(105,000)
Unrealized (gain) loss on marketable securities	(128,550)	35,100
Depreciation and amortization	238,053	-
Convertible note payable due to legal settlement	-	1,800,000
Expenses for conversion of debt	8,540	-
Change in fair value of derivative liabilities	36,268	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(7,115)	(840)
Due from Net D	(34,542)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	138,330	146,552
Due to related party	73,162	-
Net Cash Used in Operating Activities	(319,343)	(3,426,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for license agreement	-	(1,125,000)
Acquisition of intangible property	(138,250)	-
Net Cash (Used in) Investing Activities	(138,250)	(1,125,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	53,354
Proceeds (Refund) of subscription payable	-	(150,000)
Proceeds from notes payable	25,000	-
Proceeds from convertible notes, net of original issue discounts	210,500	-
Payment of deferred financing costs	(19,500)	-
Proceeds for investor payable	-	699,200
Proceeds from the sale of Preferred C stock	-	3,300,000
Proceeds from preferred share payable	17,500	-
Proceeds from issuance of stock	5,000	-
Net Cash Provided By Financing Activities	238,500	3,902,554

Effect of exchange rate changes	442	-

Net decrease in cash and cash equivalents	(218,651)	(648,590)
Cash and cash equivalents, beginning of period	255,455	1,034,210
Cash and cash equivalents, end of period	$36,804	$385,620

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock exchanged for Preferred A	$-	$150,000
Debt from RND Media	$-	$10,000
Preferred stock issued for acquisition	$2,000,000	$-
Preferred share payable exchanged for preferred C stock	$1,000,000	$-
Acquisition of goodwill	$3,554,622	$-
Issuance of preferred shares payable for acquisition	$-	$1,000,000
Issuance of investor payable for acquisition	$1,556,000	$-
Issuance of common stock for conversion of debt and accrued interest	$64,030	$-
Preferred converted into common	$-	$788,000
Assets assumed from acquisition	$-	$797,597
Common shares exchanged for warrant	$206,000	$-
Intangible assets assumed from acquisition	$363,128	$-
Accounts payable assumed from acquisition	$11,750	$1,535
Note payable assumed from acquisition	$350,000	$-
Derivative liability recognized as debt discount	$166,500	$358,200
Options issued for acquisition	$-	$879,932
Derivative resolution - conversion	$122,588	$-
Derivative resolution - Reclassification due to tainted instruments	$586,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation of Interim Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q/A and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2015 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2015 included within its Form 10-K as filed with the Securities and Exchange Commission.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at October 31, 2015 and January 31, 2015 measured at fair value on a recurring basis:

October 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	157,500	-	-	157,500
Total assets	157,500	-	-	157,500

Derivative liabilities	-	-	666,430	666,430
Total liabilities	-	-	666,430	666,430

January 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	28,950	-	-	28,950
Total assets	28,950	-	-	28,950

Derivative liabilities	-	-	-	-
Total liabilities	-	-	-	-

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended October 31, 2015 of $1,347,875, an accumulated deficit of $8,662,413, cash flows used in operating activities of $319,343 and needs additional cash to maintain its operations.

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

The Company fair valued the marketable security available for sale at October 31, 2015 and recorded a gain on change in fair value of the asset of $128,550. Total available security available for sale at October 31, 2015 is $157,500.

NOTE 5 – LICENSING AGREEMENT / DEPOSIT

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed it’s name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  CipherLoc has various features that will further protect our members and end users of our web developed platform.  As of October 31 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

NOTE 6 – STOCK PAYABLE

Investor payable - common shares

On May 1, 2015, the Company recorded $1,556,000 as an investor payable which shall be converted to 40,000,000 common shares for acquisition of assets (Note 7).

Preferred Stock Payable

On October 30, 2014, the Company recorded $1,000,000 as preferred share payable which shall be converted to 1 Preferred Series C share for acquisition of assets. On April 9, 2015, the Company issued 1 Preferred Series C share (Note 7).

On May 1, 2015, the Company recorded $2,000,000 as preferred share payable which shall be converted to 2 Preferred Series C shares for acquisition of assets. On October 26, 2015, the Company issued 2 Preferred Series C shares (Note 7).

On June 24, 2015, the Company received $17,500 for the issuance of the 437,500 Preferred Series B shares.

NOTE 7 - EQUITY

Common stock

The Company is authorized to issue 650,000,000 shares of common stock at a par value of $0.001.

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

On August 20, 2015, the Company issued 5,000,000 shares to employees as payment for services rendered for $93,000.

On October 21, 2015, the Company entered into two separate agreements with consultants to provide the Company with consulting services in exchange for common shares of 20,000,000 and 7,000,000, respectively, for a total of $216,000.

During nine months ended October 31, 2015, an aggregate of 30,558,907 common shares were issued for the conversion of debt, accrued interest and associated fees of $64,030.

As of October 31, 2015 and January 31, 2015, 215,638,063 and 161,732,000 shares of common stock were issued and outstanding, respectively.

Series A Preferred stock

The Company is authorized to issue 1,000 shares of series A preferred stock at a par value of $0.001.

As of October 31, 2015 and January 31, 2015, 1,000 shares of series A preferred stock were issued and outstanding, respectively.

Series B Preferred stock

The Company is authorized to issue 50,000,000 shares of series B preferred stock at a par value of $0.001.

As of October 31, 2015 and January 31, 2015, no shares of series B preferred stock were issued and outstanding, respectively.

Series C Preferred stock

The Company is authorized to issue 100 shares of series C preferred stock at a par value of $0.001.

On April 9, 2015, the Company issued 1 series C preferred stock for acquisition of assets with fair value of $1,000,000.

On October 26, 2015, the Company issued 2 Preferred Series C shares for acquisition of assets with fair value of $2,000,000.

As of October 31, 2015 and January 31, 2015, 10 and 7 shares of Series C Preferred Stock were issued and outstanding, respectively.

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

Revenues of $912,811 and net income of $41,542 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the nine months ended October 31, 2015.

The following (unaudited) Proforma consolidated results of operations have been prepared as if the acquisition had occurred at February 1, 2015 and 2014.

	Nine Months Ended October 31,
	2015	2014
REVENUES	1,382,158	423,233

Net Loss	(1,427,789)	(5,636,869)

Net loss per share basic and diluted	$(0.01)	$(0.03)

Weighted average of shares outstanding	182,828,588	170,969,963

As of October 31, 2015, cash of $138,250 was paid, note payable of $350,000 was issued, 2 Preferred Series C Shares were issued with fair value of $2,000,000 and 40,000,000 common shares were not issued and still in stock payable of $1,556,000.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of October 31, 2015 and January 31, 2015:

	October 31, 2015	January, 31, 2015
Dated – August 22, 2014	1,750,000	1,800,000
Dated – July 31, 2015	65,000	-
Dated - August 12, 2015	33,333	-
Dated - August 18, 2015	38,000	-
Dated - September 29, 2015	27,500	-
Dated - October 7, 2015	26,500	-
Dated - October 26, 2015	28,500	-

Total notes payable	$1,968,833	$1,800,000
Less: Discount	(103,063)	(208,950)
Total	1,865,770	1,591,050

Less: current portion of convertible notes payable	(1,861,603)	(1,591,050)
Long-term convertible notes payable	$4,167	$-

The Company amortized the debt discount $280,720 and $59,700 for the nine months ended October 31, 2015 and 2014, respectively.

Date – August 22, 2014

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

On May 21, 2015, the $50,000 of convertible note was transferred and the agreement was amended. The note payable is convertible at the option of the holder at a conversion price per share equal to 50% of the lowest closing bid price for the common stock during 30 trading days immediately preceding a conversion. The Company valued the conversion feature at the issue date (May 21, 2015) at $268,997 using the Black Scholes valuation model. $50,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and was fully amortized during the nine months ended October 31, 2015.  The balance of $218,997 of the value assigned to the derivative liability was expensed on the issue date of the convertible note. During the nine months ended October 31, 2015, the convertible note of $50,000, accrued interest of $5,490, and the associated fees of this conversion of $8,540 were converted into 30,558,907 common shares and $122,588 of derivative resolution due to conversions were move out of liabilities to equity.  As a result of the amendment the original $1,750,000 convertible note is considered tainted and the Company has recorded the related derivative liability.

As of October 31, 2015, the outstanding principal balance of the note was $1,750,000 and the note had accrued interest of $209,012. Debt discount of $208,950 was amortized for the nine months ended October 31, 2015.

Dated – July 31, 2015

On July 31, 2015, the Company issued a $65,000 convertible promissory note payable, recognized an original issuance discount of $5,000  and incurred $5,000 financing costs which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at the lower of current market price, and 50% of the lowest trade price of Common Stock during 30 Trading Days immediately preceding conversion.

Effective July 31, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (July 31, 2015) at $110,104 using the Black Scholes valuation model. $65,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $59,280 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of October 31, 2015, the outstanding principal balance of the note was $65,000, the note had accrued interest of $1,638 and an unamortized debt discount of $48,668. Debt discount of $16,332 and deferred financing cost of $1,250 were amortized for nine months ended October 31, 2015.

Dated – August 12, 2015

On August 12, 2015, the Company issued a $33,333 convertible promissory note payable and this note included 10% original issue discount on actual payment of $30,000. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 0% if pre-paid within 90 days, otherwise a 12 % one –time interest charge. The note payable is convertible at the option of the holder, at the lesser of $0.01 or 60% of the lowest trade price in the 25 trading day previous to the conversion.

Effective August 12, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (August 12, 2015) at $48,851 using the Black Scholes valuation model. $33,333 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $24,278 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of October 31, 2015, the outstanding principal balance of the note was $33,333, the note had accrued interest of $0 and an unamortized debt discount of $29,166. Debt discount of $4,167 was amortized for nine months ended October 31, 2015.

Dated – August 18, 2015

On August 18, 2015, the Company issued a $38,000 convertible promissory note payable and incurred $3,000 financing costs which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at the 58% multiplied by the average of the lowest 3 trading price for the Common Stock during the 15 trading day period ending on the latest complete trading day prior to the conversion date. This note becomes convertible 180 days after the issuance date.

As of October 31, 2015, the outstanding principal balance of the note was $38,000 and the note had accrued interest of $616. Deferred financing cost of $1,000 was amortized for the nine months ended October 31, 2015.

Dated – September 29, 2015

On September 29, 2015, the Company issued a $27,500 convertible promissory note payable and incurred $4,500 financing costs which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 10% per annum. The note payable is convertible at the option of the holder, at the lesser of (i) 50% multiplied by the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of note and (ii) 50% multiplied by the lowest trading price for the Common Stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date. Trading price means, for any security as of any date, the lesser (i) the lowest trade price or (ii) the closing bid price. This note shall be convertible on the later date of: (i) the Maturity Date and (ii) the date of payment of the Default Amount.

As of October 31, 2015, the outstanding principal balance of the note was $27,500 and the note had accrued interest of $237. Deferred financing cost of $750 was amortized for the nine months ended October 31, 2015.

Dated – October 7, 2015

On October 7, 2015, the Company entered into a securities purchase agreement with a lender, pursuant to which the Company issued two convertible notes in the amount of $26,500 each, at a rate of 8% per annum. Amounts funded are convertible into shares of the common stock of the Company, $0.001 par value per share, upon the terms and subject to the limitations and conditions set forth in the notes.  The note payable is convertible at the option of the holder, at 50% of the lowest trading price of common stock for the 25 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The first of the two convertible notes was paid by the lender, on October 9, 2015 in cash in the amount of $25,000 to the Company and $1,500 related to closing costs to a third party at a later date.

The second convertible redeemable note, the Back-End note, was paid for by an offsetting $26,500 promissory note issued to the lender.  The Back-End note shall initially be paid for by an offsetting promissory note issued to the Company by the lender provided that prior to the conversion of the Back-End Note, the note receivable in cash has been paid off.  The note is due on October 7, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both Back-End Note and the promissory note may be both cancelled.  The amount funded plus accrued interest under the convertible note and Back-End note is convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Note), at a conversion price equal to 50% of the lowest trading price in the twenty (20) trading days prior to the conversion.

In the event the Company redeems the convertible note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by i) 118% if prepaid within 30 days of the issuance date; ii) 124% if prepaid after 31 but less than 61 days after the issuance date;  iii) 130% if prepaid after 61 but less than 90 days after the issuance date;  iv) 136% if prepaid after 91 but less than 120 days after the issuance date;  v) 142% if prepaid after 121 but less than 150 days after the issuance date; and (vi) 148% if prepaid 151 but less than 180 days after the issuance date. There shall be no redemption after the 180th day.

The Back-End Note may not be prepaid, except that if the Back-End Note is redeemed by the Company within six months of its issuance, all obligations of the Company and the lender under the Back-End Note and the promissory note will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect. In the event of default, the amount of principal and accrued interest will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law, and the note shall become immediately due and payable.

Effective October 7, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (October 7, 2015) at $83,939 using the Black Scholes valuation model. $26,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $57,439 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of October 31, 2015, the outstanding principal balance of the note was $26,500, the note had accrued interest of $237 and an unamortized debt discount of $25,229. Debt discount of $1,271 and deferred financing cost of $125 were amortized for nine months ended October 31, 2015.

Dated – October 26, 2015

On October 26, 2015, the Company issued a $28,500 convertible promissory note payable and incurred $5,500 financing costs which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at the 50% discount of the lowest trading price with a 23 trading day look back with a floor of $0.0005 per share. This note becomes convertible 180 days after the issuance date.

As of October 31, 2015, the outstanding principal balance of the note was $28,500 and the note had accrued interest of $237. Deferred financing cost of $459 was amortized for the nine months ended October 31, 2015.

NOTE 10 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of October 31, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the October 31, 2015 and January 31, 2015:

	Nine Months Ended	Year Ended
	October 31, 2015	January 31, 2015
Expected term	0 - 2 years	-
Expected average volatility	91% - 359%	-
Expected dividend yield	-	-
Risk-free interest rate	0.02% - 0.71%	-

At October 31, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

October 31, 2015	Level 1	Level 2	Level 3	Total
Dated – August 22, 2014			21,875	21,875
Dated – July 31, 2015			354,829	354,829
Dated - August 12, 2015			163,341	163,341
Dated - October 7, 2015			126,385	126,385
Total liabilities	-	-	666,430	666,430

The following table summarizes the changes in the derivative liabilities during the nine months ended October 31, 2015:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2015	$-
Addition of new derivatives recognized as debt discounts	166,500
Addition of new derivatives recognized as loss on derivatives	359,993
Settled upon conversion of debt	(122,588)
Reclassification from APIC to derivative due to tainted instruments	586,250
Loss on change in fair value of the derivative	(323,725)
Balance - October 31, 2015	$666,430

The aggregate gain on derivatives during the nine months ended October 31, 2015 was $36,268.

NOTE 11 –NOTES PAYABLE

	October 31, 2015	January, 31, 2015
Dated – October 30, 2014	$10,000	$10,000
Dated – May 1, 2015	350,000	-
Dated – June 3, 2015	25,000	-
Total notes payable	$385,000	$10,000

On May 1, 2015, the Company closed an asset purchase and sale agreement with Net D and agreed to pay $500,000 of which $150,000 will be paid in cash and $350,000 with a note payable. The note bears no interest.

On June 3, 2015, the Company entered into a Note Agreement in the principal amount of $25,000 with Mr. Knudson. The note bears interest at 15% per annum and is convertible into 287,500 shares of the Company's common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of October 31, 2015 and January 31, 2015, the current CEO had unpaid salaries of $209,662 and 136,500, respectively.

During the year ended January 31, 2015, the CEO advanced the Company cash of $52,354. As of October 31, 2015 and January 31, 2015 the amount owed to the prior CEO for advances was $52,354.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. Based on our evaluation no events other than the following have occurred that require disclosure:

On October 21, 2015, the Company entered into two separate agreements with consultants to provide the Company with consulting services in exchange for common shares of 20,000,000 and 7,000,000, respectively.  In November, 2015, the Company amended these two agreements.  As a result of the amendment the Company issued 20,000,000 and 7,000,000 stock options with an exercise price of $0.005 per share instead of common shares.

On November 6, 2015, the Company entered into an agreement to issue a convertible promissory note to an unrelated company for an amount of $34,000.

On November 12, 2015, the Company issued 750,000 shares of restricted Common Stock as payment for services rendered.

On November 17, 2015, the Company entered into an agreement to issue a convertible promissory note to an unrelated company for an amount of $50,000.

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

Three Months Ended October 31, 2015, Compared to Three Months Ended October 31, 2014

RESULTS OF OPERATIONS

Revenue increased to $526,761 from $105,000 for the three months ended October 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

General and administrative expenses increased to $616,247 from $498,716 for the three months ended October 31, 2015 and 2014, respectively.  The increase in general and administrative expense are primarily related to the consulting expenses incurred during the quarter.

Research and development costs decreased to $0 from $79,838 for the three months ended October 31, 2015 and 2014, respectively.  Our research and development decrease is related to the expanded focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Depreciation expense increased to $93,278 from $0 for three months ended October 31, 2015 and 2014, respectively. Our depreciation expenses increased due to our acquisition of Webrunners and the associated equipment thereof.

Nine months Ended October 31, 2015, Compared to Nine months Ended October 31, 2014

RESULTS OF OPERATIONS

Revenue increased to $1,143,422 from $105,000 for the nine months ended October 31, 2015 and 2014, respectively. We changed management and expanded the focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

General and administrative expenses decreased to $1,186,522 from $1,774,647 for the nine months ended October 31, 2015 and 2014, respectively.  The decrease in general and administrative expenses is primarily related to the change in focus from streaming media and the associated marketing and promotion expenses.

Research and development costs decreased to $2,500 from $611,980 for the nine months ended October 31, 2014 and 2013, respectively.  Our research and development decrease is related to the expanded focus beyond streaming media to also include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.  .

Related party transactions decreased to $0 from $401,035 for the nine months ended October 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at October 31, 2015 of $8,662,413 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $750,000 to fund our operations.  The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.
Cash flows from operations. Our cash used in provided by operating activities were $319,343 and $3,426,144 for the nine months ended October 31, 2015 and 2014, respectively.  The decrease in cash flows provided by operations was primarily attributable to the acquisition of one cloud services business during the past year.
Cash flows from investing activities. Cash used in investing activities were $138,250 and $1,125,000 for the nine months ended October 31, 2015 and 2014, respectively. On May 1, 2015, we closed an asset purchase and sale agreement with Net D Consulting Inc. (Net D). The purchase price paid for the Acquisition was $4,056,000 which included $150,000 in cash $350,000 note payable, 2 Preferred Series C shares convertible into $2,000,000 of common stock and 40,000,000 common shares valued at $1,556,000 and as of October 31, 2015, we paid $138,250 of a part of $150,000 in cash. On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation (NSCT) ("Cloud") for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. Cipherloc has various features that will further protect our members and end users of our web developed platform. As of October 31, 2015 the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $1,125,000.

Cash flows from financing activities. Cash provided by financing activities were $238,500 and $3,902,554 for the nine months ended October 31, 2015 and 2014, respectively.

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

ITEM 1A  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our  Annual Report on Form 10-K for the year ended January 31, 2015 during our nine months ended October 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2015.

ITEM 4.  MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for October 31,2015

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
31.2	Certification of Principal Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (4)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008

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

Registrant Date: December 17, 2015	Gawk Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant Date: December 17, 2015	Gawk, Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Financial Officer (Principal Financial Officer)