Form 10-K
period 2016-01-31
Gawk Inc.
filed 2016-05-24
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A
Commission File Number: 000-55499
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of the voting stock held by non-affiliates: $1,501,187 as based on the closing price of the stock on July 31, 2015. The voting stock held by non-affiliates on that date consisted of 100,079,156 shares of common stock.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 10, 2016, there were 342,254,092 shares of common stock, par value $0.001, issued and outstanding, 1,000 Series A Preferred stock $0.001 par value, issued and outstanding, 63,437,500 Series B Preferred stock $0.001 par value, issued and outstanding, and 14 Series C Preferred stock $0.001 par value, issued and outstanding.
Documents Incorporated by Reference: None

Gawk Incorporated
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 31, 2016

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," “the Notes to Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

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

PART I
 ITEM 1. BUSINESS.

General

The financial statements presented in this report are of Gawk Incorporated, a Nevada corporation. When the terms “Gawk”, the “Company,” “we,” “us” or “our” are used in this document, those terms refer to Gawk Incorporated.

Our Company

Gawk Incorporated, either directly or through its various subsidiaries (collectively, “Gawk”, “we”, or “the Company”), offers a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to communications carriers worldwide. Our advanced, cloud services platforms enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.

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

As a result of our growth through acquisition strategy, Gawk continues to expand its business customer base, revenue stream and added a significant number of network facilities and points of presence expanding its geographic reach. Through these acquisitions, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions.

Our business plan is to roll up data centers and other strategic businesses within the cloud computing and Voice over IP sector across the United States, of which we have identified more than a dozen. With this strategy we expect to announce a series of Letters of Intent over the coming months, launching GAWK's plan to create revenue by acquiring strategically aligned businesses.

The asset purchase of Net D on May 1, 2015 was the first of in our long range plan of growth through acquisition. With the addition of Net D we accomplished several key items in our strategic plan:

1. Increased Revenues
2. Broadened the appeal to the political dialing arena by leveraging our ability to terminate short duration calls
3. Added key personnel to our management team

The acquisition of Connexum, LLC as a wholly owned subsidiary on January 18, 2016 is the second step in rounding out our voice service offerings. Part of Gawk's long range plans were accomplished with this acquisition by adding the following:

1. Increased Revenues
2. Added key personnel to our management team
3. Added Hosted PBX as a service offering
4. Added Hosted Call Center as a service offering

These two acquisitions coupled with the acquisition of Webrunners in the prior fiscal year round out the base service offerings while also establishing a solid foundation for future acquisitions while we continue to focus on our core competencies.

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

Carrier Services

Gawk operates a robust and reliable carrier grade network and infrastructure that delivers high quality, diverse and secure connections to our Cloud services. Our Managed Network Services, Internet Access, Ethernet, Fiber and Cloud based solutions can be provided either on-net leveraging our own extensive network, or off-net using the networks of our carrier partners, for truly diverse and redundant connections.

SIP Trunking

Gawk's state of the art SIP softswitches offers a full suite of wholesale services with all US services supporting ANI, G711, RFC 2833 and T.38 specializing in high call per second with short term duration and maximum capacity availability.

Hosted PBX

Gawk now offers a complete phone system with the power of an enterprise-class phone system without the cost and complexity of bulky hardware. Set up in minutes, and command your system to work the way you do. You can access and manage it from anywhere, connect remote personal as if they are in the same room, and give your employees access to all the phone and features they need. Some of the key features of our Cloud Hosted PBX
24/7 CUSTOMER SUPPORT
No set up or activation fees
Voicemail to Email
Unlimited inbound Internet faxes
HD Video Calling
Free Conference Calling
Auto Attendant and dial-byname directory
Toll-Free Minutes Included
 Keep your existing phone numbers

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

Employees

As of January 31, 2016, we had 8 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

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

The Market and Industry

Through Gawk’s recent acquisitions we have focused our efforts within the technology sector specializing in high-demand, high-availability hosting solutions and professional IT services. Gawk provides enterprise-level hosting services to businesses of any size through our carefully-planned architecture and commitment to providing excellent support. Products offered include PaaS (platform as a service), IaaS (infrastructure as service), colocation space, dedicated servers, cloud services, shared hosting, email, spam filtering and network consulting services. Additional infrastructure services at our Irvine location include in-building bandwidth services; in-building structured cabling and managed network services. At various customer sites across Southern California Gawk provides private cloud services, security services and managed network services.

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

•	“Amazon Web Services’ (AWS) continues to hold the lead in market share for cloud infrastructure services despite competition from Microsoft, according to latest figures from Synergy Research. The research, which examines infrastructure as a service (IaaS), platform as a service (PaaS), private and hybrid cloud, sees AWS’ overall share at 28%, compared to Microsoft’s 10%, IBM at 7%, Google at 5%, Salesforce 4%, and Rackspace 3%. Year on year growth saw Microsoft (96%) and Google (88%) the biggest climbers, with Amazon (51%) and IBM (48%) holding steady.

•	Comparative figures from Synergy in previous quarters have shown Microsoft strive to claim second position in the cloud infrastructure market, with AWS way out in front. Many actual or perceived barriers to cloud adoption have now been removed, and the worldwide market is on a strong growth trajectory.” Source: By James Bourne 03 February 2015, Cloudtech, www. cloudcomputing-news.net

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable.

ITEM 2. PROPERTIES

The Company rents office space at 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038. The Company pays $100 per month in rent on a month to month basis. With our acquisition of WebRunners, Inc. starting in November 2014 the company rents space at 300 Spectrum center drive, Suite 140, Irvine, CA 92618. The company pays $6,313 per month in rent and has a lease ending February 2018 with an option to renew for an additional 5 years.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations other than as follows:

On or around April 27, 2016, Tarpon Bay Partners, LLC (“Tarpon Bay”) initiated action against the Company in New York State Supreme Court, case #652178/2016. Tarpon Bay has elected for summary judgment in lieu of complaint. Tarpon Bay is claiming, inter alia, that the Company owes $93,500 in unpaid notes and services. The claims stems from intended transactions the Company was to enter with Tarpon Bay. Tarpon Bay was to provide the Company with funding and certain services in exchange for promissory notes from the Company. The notes were executed by the Company, but Tarpon Bay provided no funding or services and is not entitled to repayment of any note given by the Company. The Company intends to vehemently defend the foregoing action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gawk’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “GAWK.” There are 51 holders of certificates and 342,254,092 are outstanding as of May 10, 2016. There are 175,009,936 shares held by the Depository Trust Company.

The following table sets forth for the periods indicated the high and low bid quotations for Gawk’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2016
First Quarter (February – April 2015)	$0.0385	$0.004
Second Quarter (May – July 2015)	$0.0389	$0.015
Third Quarter (August - October 2015)	$0.02	$0.0037
Fourth Quarter (November – January 2016)	$0.0152	$0.0071

Fiscal Year 2015
First Quarter (February – April 2014)	$8.65	$0.18
Second Quarter (May – July 2014)	$0.215	$0.08
Third Quarter (August - October 2014)	$0.1299	$0.0501
Fourth Quarter (November – January 2015)	$0.145	$0.0052

On May 10, 2016, the closing bid price of our common stock was $0.0038.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended January 31, 2016. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Gawk’s Transfer Agent and Registrar for the common stock is V Stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, 646-536-3179.

Recent sales of Unregistered Securities

Fiscal Year Ended January 31, 2016 to the date of filing

Subsequent to January 31, 2016 and through the date of this annual report, an aggregate of 80,390,834 common shares were issued for the conversion of debt, accrued interest and associated fees of $205,964.

Fiscal Year Ended January 31, 2016

Common Stock

During the year ended January 31, 2016, the Company issued common shares, as follows:

•	2,700,000 common shares with a fair market value of $54,000 to James E McCrink Trust in accordance with a settlement agreement reached with the latter on January 19, 2015 in connection with a complaint filed on November 4, 2014.
•	21,000,000 shares with a fair value of $161,100 as compensation to board members and employees.
•	16,150,000 shares with a fair value of $134,960 as compensation to consultants.
•	4,587,156 shares with a fair value of $20,183 to settle a $40,000 payable. The Company recognized a gain on settlement of liabilities of $19,817.
•	1,545,000 shares with a fair value of $13,042 as deferred financing fees
•	4,960,000 shares in exchange for warrants for a total consideration of $496,000.
•	5,000,000 shares with fair value of $66,500 in connection with the acquisition of Net D’s assets.
•	44,189,102 common shares were issued for the conversion of debt, accrued interest and associated fees of $121,958.

Preferred Stock

During the year ended January 31, 2016, the Company issued Series B Preferred shares, as follows:

•	437,500 shares were sold for cash on June 22, 2015 for a total consideration of $17,500.
•	25,000,000 shares with fair value of $415,625 in connection with the acquisition of Net D’s assets (see Note 5). Of this amount, the par value of $13,438 related to the 13,437,500 shares in excess of the authorized shares at January 31, 2016 is reported as preferred stock payable in the consolidated balance sheets
•	5,000,000 shares with a fair value of $54,375 in connection with the acquisition of Connexum (see Note 5).
•	25,000,000 shares with a fair value of $415,625 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771 (see also below).
•	8,000,000 shares were sold for cash in January 2016 for a total consideration of $30,000

During the year ended January 31, 2016, the Company issued Series C Preferred shares, as follows:

•	1 share to settle the preferred stock payable of $1,000,000 recorded in connection with the acquisition of Webrunner
•	3 shares with fair value of $3,000,000 in connection with the acquisition of Net D’s assets (see Note 5).
•	3 shares with a fair value of $3,000,000 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771.

Stock Options/Warrants

In November 2015, the Company issued 27,000,000 stock options with an exercise price of $0.005 per share. The options can be exercised by the holder any time prior to December 1, 2016.

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

Overview

We were incorporated in the state of Nevada on January 6, 2011 and our principal business address 5300 Melrose Avenue, Suite 42, Las Angeles, CA 90038. Gawk, Inc. offers a suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium, and large businesses; and offers domestic and international voice services to communications carriers worldwide. It offers a suite of advanced data center and cloud-based services, including fault tolerant, high availability cloud servers, which comprise platform as a service, infrastructure as a service, and a content delivery network; managed network services that converge voice and data applications, structured cabling, wireless, and security services, as well as include Internet access via Ethernet or fiber at speeds ranging from 10 Mbps to 10 Gbps; and data center solutions, including cloud services, colocation services, and business continuity services, such as storage and security. www.gawkinc.com.

As a result of our growth through acquisition, Gawk continues to go through a significant transformation and has expanded its business customer base and added a significant number of network facilities and points of presence expanding its geographic reach. Through this strategy, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions. During the past fiscal year we completed two transactions which have significantly grown our revenue base while greatly enhancing our service offerings within the voice arena. The first was an asset purchase of Net D completed on May 1, 2015 and the second was an acquisition of Connexum completed near the end of our fiscal year on January 18, 2016.

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

Fiscal Year Ended January 31, 2016, Compared to Fiscal Year Ended January 31, 2015

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Overview

For the year ended January 31, 2016 we have generated losses from operations. As of January 31, 2016, our accumulated deficit was $14,057,651.  Our net loss for year ended January 31, 2016 and 2015 was $6,743,113 and $5,787,631, respectively. Our cash used in operations was $472,072 and $3,561,240 for the year ended January 31, 2016 and 2015, respectively. Our Stockholders’ Equity (deficit) was $925,175 and ($976,648) as of January 31, 2016 and 2015, respectively.

	January 31,
	2016	2015	Change	%
Cash	$64,944	$255,455	$(190,511)	(75%)
Total Assets	$7,249,750	$3,297,640	$3,952,110	120%
Total Liabilities	$6,324,575	$4,274,288	$2,050,287	48%
Stockholders’ Equity (Deficit)	$925,175	$(976,648)	$1,901,823	195%

Revenue

	For the Year Ended January 31,
	2016	2015	Change	%
Revenue	$1,652,156	$167,806	$1,484,350	885%
Cost of revenue	1,145,278	-	1,145,278	-
Gross profit	$506,878	$167,806	$339,072	202%

Revenue increased to $1,652,156 from $167,806 for the years ended January 31, 2016 and 2015, respectively. We purchased two businesses and expanded the focus to include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Cost of revenue increased to $1,145,278 from $0 for the years ended January 31, 2016 and 2015, respectively. We purchased two businesses and expanded the focus to include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Operating Expenses

	For the Year Ended January 31,
	2016	2015	Change	%
General and administration	$1,984,451	$2,042,906	$(58,455)	(3%)
Research and development	2,500	605,142	(602,642)	(100%)
Legal settlement	54,000	2,550,000	(2,496,000)	(98%)
Related party payments	-	401,034	(401,034)	(100%)
Impairment loss	1,762,503	-	1,762,503	-
Depreciation and amortization	334,416	51,497	282,919	549%
Total operating expenses	$4,137,870	$5,650,579	$(1,512,709)	(27%)

Operating expenses were $4,137,870 for the year ended January 31 2016, compared to $5,650,579 for the year ended January 31, 2015, a decrease of $1,512,709, or 27%. The significant decrease in operating expenses was largely due to reduced legal settlement of $2,496,000, research and development of 602,642 and related party payment of $401,034.

Research and development costs decreased to $2,500 from $605,142 for the years ended January 31, 2016 and 2015, respectively. Our research and development decrease is related to updates to our software and development of our software platform.

Legal settlement expense decreased to $54,000 from $2,550,000 for the years ended January 31, 2016 and 2015, respectively. Our legal settlement decreased from the cost of legal expenses related to the settlement with Doyle Knudson.

Related party transactions decreased to $0 from $401,034 for the years ended January 31, 2016 and 2015, respectively. Our related party transactions decreased because of unauthorized withdraws of funds that prior managed disbursed to them as follows:

Related Party Expenses for the years ended January 31, 2016 and 2015:

		January 31, 2016	January 31, 2015
Legal	Personal Expenses of Mars Callahan	$-	$102,114
Unauthorized withdrawals	Personal Expenses of John Hermansen	-	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	-	105,705
Related Party Expenses		$-	$401,034

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

Impairment loss increased to $1,762,503 from $0 for the years ended January 31, 2016 and 2015, respectively.  We recognized $1,200,003 impairment loss of Goodwill of Webrunner because we determined the implied fair value of goodwill was substantially below the carrying value of the reporting unit's goodwill and $562,500 impairment loss of  Deposit – CipherLoc (CLOK) - because the software has not been delivered to us.

Depreciation and amortization expense increased to $334,416 from $14,748 for the years ended January 31, 2016 and 2015, respectively. Our depreciation and amortization expenses increase due to the business combination of Net D and Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting May 1, 2015 and January 18, 2016, respectively.

General and administrative expenses

	For the Year Ended January 31,
	2016	2015	Change	%
Professional fees	$507,956	$688,331	$(180,375)	(26%)
Marketing / Advertising expense	51,635	781,375	(729,740)	(93%)
Salaries and wages	888,559	313,845	574,714	183%
Other general and administrative expense	536,301	259,355	276,946	107%
	$1,984,451	$2,042,906	$(58,455)	(3%)

General and administrative expenses decreased to $1,984,451 from $2,042,906 for the years ended January 31, 2016 and 2015, respectively. The decrease in general and administrative expenses during 2016, are primarily related to a decrease in marketing expenses of $729,740, and professional fees of $180,375 and an increase in compensation of $574,714 and other expenses of $276,946.

Other income (expense)

	For the Year Ended January 31,
	2016	2015	Change	%
Other income	$13,200	$-	$13,200	-
Interest expense, net	(544,616)	(228,808)	(315,808)	138%
Unrealized gain (loss) on marketable securities	49,350	(76,050)	125,400	165%
Change in fair value of derivative liabilities	326,899	-	326,899	-
Loss on issuance of stock	(2,956,954)	-	(2,956,954)	-
	$(3,112,121)	$(304,858)	$(2,807,263)	921%

Other income increased to $13,200 from $0 for the years ended January 31, 2016 and 2015, respectively. Other income increased due to the customers abandoned calling card.

Interest expense increased to $544,616 from $228,808 for the years ended January 31, 2016 and 2015, respectively. Our interest expenses increase due to the amortization of debt discount.

Unrealized gain (loss) increased to $49,350 from ($76,050) for the years ended January 31, 2016 and 2015, respectively. Our unrealized gain (loss) increased due to an increase in price of our marketable securities as of January 31, 2016 of which the Company still holds those securities and the current market value as of May 6, 2016 is $111,000 versus the booked value of $78,300 at January 31, 2016.

Change in fair value of derivative liabilities increased to $326,899 from $0 for the years ended January 31, 2016 and 2015, respectively. Our change in fair value of derivative liabilities increased due to the issuance of convertible notes payable.

Loss on issuance of stock increased to $2,956,954 from $0 for the years ended January 31, 2016 and 2015, respectively. Loss on issuance of stock increased due to the conversion of all deferred compensation to the CEO to preferred shares.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the years ended January 31, 2016 and 2015.

	January 31,
	2016	2015	Change	%
Current Assets	$783,665	$1,420,267	$(636,602)	(45%)
Current Liabilities	5,925,379	4,274,288	1,651,091	39%
Working Capital Deficiency	$(5,141,714)	$(2,854,021)	$(2,287,693)	80%

	For the Year Ended January 31,
	2016	2015	Change
Cash Flows used in Operating Activities	$(472,072)	$(3,561,240)	$3,089,168
Cash Flows used in Investing Activities	(134,531)	(1,159,069)	1,024,538
Cash Flows from Financing Activities	415,650	3,941,554	(3,525,904)
Foreign currency translation adjustment	442	-	442
Net Decrease in Cash During the Year	$(190,511)	$(778,755)	$588,244

As of January 31, 2016 and 2015 our cash was $64,944 and $255,455, respectively.  The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of January 31, 2016, we experienced an increase in working capital deficiency of $2,287,693 or 80%, as compared to January 31, 2015.  The change in working capital deficiency during 2015 was primarily from a reduction in current assets by $636,602 as compared to January 31, 2015, due to a reduction in cash as of January 31, 2016 of $190,511 to $64,944 and reduction of deposit of $562,500 to $562,500 and an increase in current liabilities by $1,651,091 as compared to January 31, 2015, due to an increase in accounts payable and accrued liabilities of $330,384 to $717,469, increase in Note payable – related party of $868,361 ($0 at January 31, 2015) and increase in derivative liabilities of $620,237 ($0 at January 31, 2015).

Cash flows from operations. Our cash used in operating activities were $472,072 and $3,561,240 for the years ended January 31, 2016 and 2015, respectively. Net loss increased to $6,743,113 from $5,787,631, however the decrease in cash flows used in operations was primarily attributable to impairment loss of $1,762,503 and loss on settlement of liabilities of $2,956,954.

Cash flows from investing activities. Cash used in investing activities were $134,531 and $1,159,069 for the years ended January 31, 2016 and 2015, respectively. Net cash paid for acquisition of Connexum and Net D’s assets was $134,531 during the year ended January 31, 2016. On June 11, 2014 we entered into a license and subscription agreement with CipherLoc Corp. (CLOK) formerly Cloud Medical Doctor Software Corporation (NSCT) (“Cloud”) for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud’s encryption software solution within the Customer’s business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. As of May 9, 2016, the software has not been delivered to the Company, as such the cash paid for the encryption licensing agreement has been accounted as a deposit for $562,500, net of a write down in fiscal year ended January 31, 2016. Net cash paid for the acquisition of Webrunners, Inc. was $34,069.

Cash flows from financing activities. Cash provided by financing activities were $415,650 and $3,941,554 for the years ended January 31, 2016 and 2015, respectively. We received cash from notes payable of $75,000, convertible note of $380,900, issuance of Series B Preferred stock of $47,500 and contributions of $5,000 and paid notes payable of $92,750 for the year ended January 31, 2106. We received cash from Doyle Knudson of $3,300,000, received advances from our CEO of $40,000, and proceeds of $699,200 from investors and refund of $150,000 of subscription payable for the year ended January 31, 2015.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at January 31, 2016 of $14,057,651 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the valuation of intangibles, goodwill impairment, derivatives, stock-based compensation recorded for options and warrants issued, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2016 and 2015 was estimated using the average historical volatility of Gawk’s historical common stock prices. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $14.0 million through January 31, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Marketable securities and other investments

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition. We classify these investments as current assets and carry them at fair value. We recognize all unrealized and realized gains and losses on our available-for-sale securities in other income in the accompanying statement of operations.

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

Our Business Services revenue includes monthly recurring charges (“MRC”) to customers, for whom charges are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services. Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer. MRC continue until the expiration of the contract, or until cancellation of the service by the customer. To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Our Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate voice traffic over our network. Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments. Revenue for each customer is calculated from information received through our network switches. Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates. This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period. We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Employee awards are accounted for under ASC 718 - where the awards are valued at grant date. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services. Compensation cost for employee awards is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of our common stock, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Also, refer Note 3 – Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

Recent accounting pronouncements

During the fourth quarter of January 31, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This standard requires retrospective application.  There were no debt issuance costs in the prior year that required reclassification.

For discussion of other recently issued and adopted accounting pronouncements, please see Note 3 to the consolidated financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

GAWK INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gawk, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Gawk, Inc. and its subsidiaries (collectively, the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gawk, Inc. and its subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 24, 2016

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$64,944	$255,455
Accounts receivable	45,721	10,862
Marketable securities - available for sale	78,300	28,950
Deposit - CipherLoc	562,500	1,125,000
Prepaid and other current assets	32,200	-
Total Current Assets	783,665	1,420,267

Equipment, net of depreciation of $73,740 and $14,748	103,235	162,227
Intangible assets and proprietary technology, net of amortization $312,173 and $36,749	2,286,345	404,238
Goodwill	4,076,505	1,310,908

TOTAL ASSETS	$7,249,750	$3,297,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	717,469	330,384
Notes payable	85,000	10,000
Current portion of notes payable -related party	868,361	-
Current portion of convertible note payable, net of discount of $148,069 and $208,950	1,934,932	1,591,050
Investor payable - common shares	658,000	1,154,000
Preferred shares payable	13,438	1,000,000
Contingent consideration	1,000,000	-
Due to related parties	27,942	188,854
Derivative liabilities	620,237	-
Total Current Liabilities	5,925,379	4,274,288

Long-Term Liabilities
Convertible note payable, net of discount $56,358 and $0	10,307	-
Notes payable -related party	388,889	-

TOTAL LIABILITIES	6,324,575	4,274,288

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Preferred stock, $0.001 par value, 95,000,000 shares designated; 50,000,000 and 0 shares issued and outstanding, respectively	50,000	-
Series C Preferred stock, $0.001 par value, 100 shares designated; 14 and 7 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,400,000,000 shares authorized; 261,863,258 and 161,732,000 shares issued and outstanding, respectively	261,863	161,732
Additional paid in capital	14,670,962	6,176,599
Accumulated other comprehensive income (loss)	-	(442)
Accumulated deficit	(14,057,651)	(7,314,538)
Total Stockholders' Equity (Deficit)	925,175	(976,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,249,750	$3,297,640

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended January 31,
	2016	2015

Revenues	$1,652,156	$167,806
Cost of revenues	1,145,278	-
Gross profit	506,878	167,806

Operating Expenses
General and administration	1,984,451	2,042,906
Research and development	2,500	605,142
Legal settlement	54,000	2,550,000
Related party payments	-	401,034
Impairment loss	1,762,503	-
Depreciation and amortization	334,416	51,497
Total operating expenses	4,137,870	5,650,579

Net loss from operations	(3,630,992)	(5,482,773)

Other income (expense)
Other income (expense)	13,200	-
Interest expense, net	(544,616)	(228,808)
Unrealized gain (loss) on marketable securities	49,350	(76,050)
Change in fair value of derivative liabilities	326,899	-
Loss on settlement of liabilities	(2,956,954)	-
Total other income (expense)	(3,112,121)	(304,858)

Net loss	$(6,743,113)	$(5,787,631)

Other comprehensive income	442	-

Comprehensive Loss	$(6,742,671)	$(5,787,631)

Basic and dilutive loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	194,920,175	169,720,932

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2016, AND 2015

									Additional			Other
	A Preferred Stock		B Preferred Stock		C Preferred Stock		Common Stock		Paid in	Preferred stock	Common stock	Comprehensive	Accumulated
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Capital	Payable	Payable	Income (Loss)	Deficit	Total

Balance, January 31, 2014	-	$-	-	$-	-	$-	302,000,000	$302,000	$485,000	$-	$-	$(442)	$(1,526,907)	$(740,349)

Series C Preferred acquisition	-	-	-	-	7	-	-	-	3,300,000	-	-	-	-	3,300,000
Common stock exchanged for Series A Preferred stock	1,000	1	-	-	-	-	(150,000,000)	(150,000)	149,999	-	-	-	-	-
Common shares issued for Series B Preferred replacement	-	-	-	-	-	-	9,232,000	9,232	913,968	-	-	-	-	923,200
Common stock issued for services	-	-	-	-	-	-	500,000	500	49,500	-	-	-	-	50,000
Contribution by CEO	-	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000
Options issued for acquisition	-	-	-	-	-	-	-	-	879,932	-	-	-	-	879,932
Discount of note payable - BCF	-	-	-	-	-	-	-	-	358,200	-	-	-	-	358,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,787,631)	(5,787,631)

Balance, January 31, 2015	1,000	1	-	-	7	-	161,732,000	161,732	6,176,599	-	-	(442)	(7,314,538)	(976,648)

Common stock issued to directors	-	-	-	-	-	-	21,000,000	21,000	140,100	-	-	-	-	161,100
Common stock issued for services, financing fees and to settle accounts payable	-	-	-	-	-	-	22,282,156	22,282	145,903	-	-	-	-	168,185
Common stock issued for legal settlement	-	-	-	-	-	-	2,700,000	2,700	51,300					54,000
Common stock issued in exchange for warrants	-	-	-	-	-	-	4,960,000	4,960	491,040	-	-	-	-	496,000
Series C Preferred shares issued for acquisition - Webrunner	-	-	-	-	1	-	-	-	1,000,000	-	-	-	-	1,000,000
Series B Preferred shares issued for acquisition - Net D’s assets	-	-	11,562,500	11,562	3	-	5,000,000	5,000	3,452,125	-	-	-	-	3,468,687
Series B Preferred shares issued for cash	-	-	8,437,500	8,438	-	-	-	-	39,062	-	-	-	-	47,500
Series B and C Preferred shares issued for acquisition - Connexum	-	-	5,000,000	5,000	-	-	-	-	49,375	-	-	-	-	54,375
Series B Preferred B and C shares issued for due to related parties	-	-	25,000,000	25,000	3	-	-	-	3,390,625	-	-	-	-	3,415,625
Contribution	-	-	-	-	-	-	-	-	5,000	-	-	-	-	5,000
Common stock issued from conversion of debt	-	-	-	-	-	-	44,189,102	44,189	77,769	-	-	-	-	121,958
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	442	-	442
Reclassification of derivative liability from additional paid in capital	-	-	-	-	-	-	-	-	(586,250)	-	-	-	-	(586,250)
Derivative resolution	-	-	-	-	-	-	-	-	238,314	-	-	-	-	238,314
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,743,113)	(6,743,113)

Balance, January 31, 2016	1,000	$1	50,000,000	$50,000	14	$0	261,863,258	$261,863	$14,670,962	$-	$-	$-	$(14,057,651)	$925,175

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,743,113)	$(5,787,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and warrants issued for services	656,443	50,000
Common stock issued for legal settlement	54,000	-
Amortization of debt discount	342,831	149,250
Revenues from the receipt of securities for consulting	-	(105,000)
Unrealized (gain) loss on marketable securities	(49,350)	76,050
Depreciation and amortization	334,416	51,497
Convertible note payable due to legal settlement	-	1,800,000
Bad debt expense	11,782	-
Impairment loss	1,762,503	-
Loss on settlement of liabilities	2,956,954	-
Change in fair value of derivative liabilities	(326,899)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	41,212	(10,862)
Prepaid and other current assets	(32,200)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	241,407	215,456
Due to related parties	277,942	-
Net Cash Used in Operating Activities	(472,072)	(3,561,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for license agreement	-	(1,125,000)
Net cash paid for Webrunner acquisition	-	(34,069)
Net cash paid for acquisition of Connexum and Net D’s assets	(134,531)	-
Net Cash Used in Investing Activities	(134,531)	(1,159,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholder	-	52,354
Proceeds (refund) of subscription payable	-	(150,000)
Proceeds from notes payable	75,000	-
Proceeds from convertible notes, net of original issue discounts and fees	380,900	-
Payment of notes payable	(92,750)	-
Proceeds for investor payable	-	699,200
Proceeds from the sale of Preferred C stock	-	3,300,000
Proceeds from issuance of Series B preferred stock	47,500	-
Proceeds from contributions	5,000	40,000
Net Cash Provided By Financing Activities	415,650	3,941,554

Effect of exchange rate changes	442	-

Net decrease in cash and cash equivalents	(190,511)	(778,755)
Cash and cash equivalents, beginning of period	255,455	1,034,210
Cash and cash equivalents, end of period	$64,944	$255,455

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock exchanged for Series A Preferred shares	$-	$150,000
Debt from RND Media	$-	$10,000
Series B and Series C Preferred shares issued for due to related parties	$438,854	$-
Acquisition of Net D’s assets through issuance of preferred shares, common shares and note payable	$3,843,875	$-
Series C Preferred shares issued to settle preferred share payable	$1,000,000	$-
Acquisition of Connexum/Webrunner through issuance of preferred shares and note payable	$1,054,375	$1,928,870
Contingent consideration related to acquisition of Connexum	$1,000,000	$-
Preferred shares payable for acquisition of Webrunner	$-	$1,000,000
Issuance of common stock for conversion of debt and accrued interest	$121,958	$-
Common shares issued for deferred financing fees	$13,042	-
Common shares issued for Preferred B replacement	$-	$923,200
Common stock issued in exchange for warrants	$496,000	$-
Options issued for acquisition	$-	$879,932
Accounts payable assumed from acquisition	$-	$4,869
Debt discount from derivative liability	$259,000	$-
Beneficial conversion feature	$-	$358,200
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$586,250	$-
Derivative resolution - conversion	$238,314	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

NOTE 1 – DESCRIPTION OF BUSINESS

Gawk Incorporated (“we”, “our”, the “Company”) was incorporated in the state of Nevada on January 6, 2011 with principal business address at 5300 Melrose Avenue, Suite 42, Los Angeles, CA.  The Company offers a suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium, and large businesses; and offers domestic and international voice services to communications carriers worldwide. It offers a suite of advanced data center and cloud-based services, including fault tolerant, high availability cloud servers, which comprise platform as a service, infrastructure as a service, and a content delivery network; managed network services that converge voice and data applications, structured cabling, wireless, and security services, as well as include Internet access via Ethernet or fiber at speeds ranging from 10 Mbps to 10 Gbps; and data center solutions, including cloud services, colocation services, and business continuity services, such as storage and security. Our website is located at www.gawkinc.com

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at January 31, 2016 of $14,057,651, a net loss for the year ended January 31, 2016 of $6,743,113, cash flows used in operating activities of $472,072 and needs additional cash to maintain its operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its intangible assets, goodwill impairment, derivative liabilities, and the valuation of its common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

Reclassifictions

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2016 and 2015, cash and cash equivalents include cash on hand and cash in the bank.

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

We completed an evaluation of goodwill at January 31, 2016 and recognized an impairment loss of $1,200,003 during the year ended Janaury31, 2016.  No impairment loss was recognized for the year ended January 31, 2015.

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

Property and Equipment

Property and equipment, consisting mostly of computer equipment, is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives of three years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of January 31, 2016 and 2015, the Company had no valuation allowance for the Company’s accounts receivable. During the years ended January 31, 2016 and 2015, the Company recorded bad debt expense for uncollectible amounts of $11,782 and $0, respectively.

Marketable securities and other investments

We adopted ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

We classify these investments as current assets and carry them at fair value. We recognize all unrealized and realized gains and losses on our available-for-sale securities in other income in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Our Business Services revenue includes monthly recurring charges (“MRC”) to customers, for whom charges are contracted over a specified period of time, and variable usage fees charged to customers that purchase our business products and services. Revenue recognition commences after the provisioning, testing and acceptance of the service by the customer. MRCs continue until the expiration of the contract, or until cancellation of the service by the customer. To the extent that payments received from a customer are related to a future period, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Our Carrier Services revenue is primarily derived from usage fees charged to other carriers that terminate voice traffic over our network. Variable revenue is earned based on the length of a call, as measured by the number of minutes of duration. It is recognized upon completion of the call, and is adjusted to reflect the allowance for billing adjustments. Revenue for each customer is calculated from information received through our network switches. Our customized software tracks the information from the switches and analyzes the call detail records against stored detailed information about revenue rates. This software provides us with the ability to complete a timely and accurate analysis of revenue earned in a period. We believe that the nature of this process is such that recorded revenues are unlikely to be revised in future periods.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2016 and 2015, the Company did not record any liabilities for uncertain tax positions.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended January 31, 2016 and 2015 were $2,500 and $605,142, respectively.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Employee awards are accounted for under ASC 718 - where the awards are valued at grant date. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services. Compensation cost for employee awards is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. There were 36,100,000 and 9,100,000 options/warrants, a convertible note for $2,149,666 and $1,800,000 secured by 84,133,879 and 18,000,000 shares of common stock issued by the Company during the years ended January 31, 2016 and 2015, respectively.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of our common stock, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

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

The following table summarizes fair value measurements by level at January 31, 2016 and January 31, 2015 for assets measured at fair value on a recurring basis:

Carrying Value at January 31, 2016

January 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	$78,300	$-	$-	$78,300
Total assets	78,300	-	-	78,300

Derivative liabilities	-	-	620,237	620,237
Total liabilities	$-	$-	$620,237	$620,237

Carrying Value at January 31, 2015

January 31, 2015	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	$28,950	$-	$-	$28,950
Total assets	28,950	-	-	28,950

Derivative liabilities	-	-	-	-
Total liabilities	$-	$-	$-	$-

Accounting Pronouncements Adopted

During the fourth quarter of January 31, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This standard requires retrospective application.  There were no debt issuance costs in the prior year that required reclassification.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended January 31, 2016 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – MARKETABLE SECURITIES

On September 4, 2014 Cloud issued 30,000 post-split common shares through a consulting agreement with Gawk Incorporated valued at $105,000. The common stock issued to Gawk, for consulting services, has been accounted for as a marketable security valued at $105,000. The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at January 31, 2016 and 2015 and recorded a gain on change in fair value of the asset of $49,350 and a loss on change in fair value of the asset of $76,050, respectively. Total fair value of the available for sale security at January 31, 2016 and 2015 is $78,300 and $28,950, respectively.

NOTE 5 – ACQUISITIONS

WebRunner, LLC

On October 30, 2014, the Company, through a comprehensive agreement with Webrunner, LLC (“Webrunner”), has purchased a complete data center.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

The acquisition consisted primarily of the purchase of a data center and all of its business, which are considered to meet the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations".  As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  ASC Topic 805, "Business Combinations", based on the following factors: (i) there was a change in control of Webrunner; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management was the result of the appointment by the Company’s pre-transaction directors.

The purchase price paid for the acquisition was $2,104,932 which included $225,000 in cash, 1 Series C Preferred share convertible into $1,000,000 of common stock and 9,100,000 options to purchase stock at an exercise price of $0.10 valued at $879,932 using the Black Scholes option pricing model.  The assumptions used to value the options were as follows:  a) stock price of $0.0978; b) strike price of $0.10, c) term of 5 years and d) volatility of 268%.  The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

October 30, 2014
Fair Value of Consideration:
Cash	$225,000
1 Series C Preferred share convertible into common shares	1,000,000
9,100,000 options at an exercise price of $0.10	879,932
Total Purchase Price	$2,104,932

Recognized amounts of identifiable assets acquired:
Assets:
Cash	$190,931
IP Address	81,920
Customer list	359,067
Equipment	176,975
Goodwill	1,310,908
Fair value of total assets	2,119,801
Note payable RND Media	(10,000)
Accounts payable and accrued liabilities	(4,869)
Fair value of net assets	$2,104,932

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

Net D Consulting Inc.

On April 24, 2015, the Company entered into an asset purchase and sale agreement with Net D Consulting Inc. ("Net D") which closed on May 1, 2015.

The fair value of the consideration and the assets acquired is based on the aggregate value of the common stock issued in exchange for the software as shown below:

The acquisition consisted of the purchase of a customer list which met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations".  As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  ASC Topic 805, "Business Combinations", based on the following factors: it involved a transaction or other event in which an acquirer obtains control of one or more businesses, which an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants.

The purchase price paid for the assets acquired, as amended on December 21, 2015, amounted to $3,982,125 and consisted of the following:  $150,000 in cash, a $350,000 note with 0% annual interest and payable on October 7, 2016, 5,000,000 common shares valued at $66,500, 25,000,000 Series B Preferred shares valued at $415,625 and 3 Series C Preferred shares convertible into $3,000,000 common shares. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Fair Value of Consideration:
Cash	$150,000
Note payable	350,000
5,000,000 common shares	66,500
25,000,000 Series B Preferred shares convertible into common shares	415,625
3 Series C Preferred shares convertible into common shares	3,000,000
Total Purchase Price	$3,982,125

Recognized amounts of identifiable assets acquired:
Assets:
Customer list	$433,376
Goodwill	3,548,749
Fair value of total assets	$3,982,125

Connexum, LLC.

On January 18, 2016, the Company entered into an acquisition agreement with Net D, whereby the Company acquired 100% of the membership interest of Connexum, LLC (“Connexum”). The acquisition of Connexum met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations". As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with  FASB ASC Topic 805, "Business Combinations", based on the following factors: (i) there was a change in control of Connexum; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company's pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company's current board of directors and management was the result of the appointment by the Company's pre-transaction directors.

The purchase price paid for the acquisition of Connexum amounted to $2,054,375 and consisted of the following:   a $1,000,000 note with annual interest of 18% which matures on August 1, 2017 and 5,000,000 Series B Preferred shares valued at $54,375.  The note provides for monthly principal and interest payments of $63,806.  The agreement also provides for contingent consideration of 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 80% of anticipated revenue and another 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 100% of anticipated revenue within one year from the date of acquisition.  The Company determined that Connexum will meet 80% of the anticipated revenue and has recognized the fair value of the contingent consideration of $1,000,000 as of January 31, 2016.  The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:
Fair Value of Consideration:	January 18, 2016
Note payable	$1,000,000
5,000,000 Series B Preferred shares	54,375
Contingent consideration - 1 Series C Preferred share	1,000,000
Total Purchase Price	$2,054,375

Fair Value of Consideration:	January 18, 2016
Current assets	$86,132
Current liabilities assumed	(172,763)
Customer list	1,724,155
Goodwill	416,851
Fair value of total assets	$2,054,375

Revenues of $59,259 and net income of $6,923 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2016.

Unaudited proforma results of operations for the years ended January 31, 2016 and 2015 as though the Company acquired Connexum on the first day of each fiscal year are set forth below:

	Year Ended January 31,
	2016	2015
Revenues	$5,632,531	$4,068,353
Cost of revenues	3,751,241	2,582,590
Gross profit	1,881,289	1,485,763

Operating expenses	5,596,381	6,892,576

Net Loss	(6,858,124)	(5,711,671)

Net loss per share basic and diluted	$(0.04)	$(0.03)

Weighted average of shares outstanding	194,920,175	169,720,932

NOTE 6 – EQUIPMENT

Equipment at January 31, 2016 and 2015 consist of the following:

	January 31, 2016	January 31, 2015
Computer equipment	$176,975	$176,975
Less - accumulated depreciation	(73,740)	(14,748)
	$103,235	$162,227

Depreciation expense for the years ended January 31, 2016 and 2015 amounted to $58,992 and $14,748, respectively.

NOTE 7 – INTANGIBLES AND GOODWILL

Intangible assets at January 31, 2016 and 2015 consist of the following:

	January 31, 2016	January 31, 2015
Customer list - Webrunner	$359,067	$359,067
IP Address - Webrunner	81,920	81,920
Customer list - Net D	433,376	-
Customer list - Connexum	1,724,155	-
	2,598,518	440,987
Less - accumulated amortization of intangible assets	(312,173)	(36,749)
	$2,286,345	$404,238

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expense amounted to $275,424 and $36,749 for the years ended January 31, 2016 and 2015, respectively. No impairment loss was recognized during the years ended January 31, 2016 and 2015.

Goodwill at January 31, 2016 and 2015 consist of the following:

	January 31, 2016	January 31, 2015
Goodwill of Webrunner	$110,905	$1,310,908
Goodwill of Net D	3,548,749	-
Goodwill of Connexum	416,851	-
Total	$4,076,505	$1,310,908

During the year ended January 31, 2016, we determined that the carrying value of Webrunner, which is a separate reporting unit, exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the Webrunner reporting unit was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of goodwill was substantially below the carrying value of the reporting unit's goodwill. Accordingly, we recognized a goodwill impairment loss of $1,200,003, which resulted in goodwill of $110,905 remaining for Webrunner as of January 31, 2016. No impairment of goodwill was recognized for the year ended January 31, 2015.

NOTE 8 – NOTES PAYABLE

The Company had the following notes payable and notes payable – related party outstanding as of January 31, 2016 and 2015:

Notes payable
	January, 31, 2016	January, 31, 2015
Dated – October 30, 2014	$10,000	$10,000
Dated – June 3, 2015	25,000	-
Dated – December 11, 2015	50,000	-
Total notes payable	85,000	10,000
Less: current portion of notes payable	(85,000)	(10,000)
Long-term notes payable	$-	$-

Dated – October 30, 2014

On October 30, 2014 the Company exercised the comprehensive acquisition agreement of Webrunner, LLC and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

Dated – June 3, 2015 and December 11, 2015

The two notes were issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into a total of 863,000 common shares.  The notes matured in December 2015 and are currently past due.

Notes payable - related party
	January, 31, 2016	January, 31, 2015
Dated – April 23, 2015	$282,250	$-
Dated - January 18, 2016	975,000	-
Total notes payable	1,257,250	-
Less: current portion of notes payable	(868,361)	-
Long-term notes payable	$388,889	$-

Dated – April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D, the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $67,750 during the year ended January 31, 2016.

Dated – January 18, 2016

On January 18, 2016, in connection with the acquisition of Connexum, the Company issued a $1,000,000 note to Net D which bears annual interest of 18%.  The Company is required to make monthly principal and interest payments of $63,806 for a period of 18 months through August 1, 2017.   The Company paid $25,000 in a good faith advance on January 27, 2016.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of January 31, 2016 and 2015:

	January, 31, 2016	January, 31, 2015
Dated – August 22, 2014	$1,700,000	$1,800,000
Dated – July 31, 2015	65,000	-
Dated - August 12, 2015 and December 15, 2015	66,666	-
Dated - August 18, 2015	38,000	-
Dated - September 29, 2015	27,500	-
Dated - October 7, 2015	26,500	-
Dated - October 26, 2015	28,500	-
Dated - November 6, 2015	34,000	-
Dated - November 18, 2015	50,000	-
Dated - December 29, 2015	35,000	-
Dated - January 4, 2016	40,000	-
Dated - January 20, 2016	38,500	-
	2,149,666	1,800,000
Less: debt discount and deferred financing fees	(204,427)	(208,950)
	1,945,239	1,591,050
Less: current portion of convertible notes payable	1,934,932	(1,591,050)
Long-term convertible notes payable	$10,307	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $342,831 and $149,250 for the years ended January 31, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Dated – August 22, 2014

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

The Company recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and amortized $208,950 and $149,250 for the years ended January 31, 2016 and 2015, respectively.

On May 21, 2015, the convertible note was amended to transfer $50,000 of the note principal to another lender.  The amendment was accounted for as a debt extinguishment and the corresponding unamortized discount was written off to interest expense.  Due to the variable conversion rates in the other convertible notes (see below), the balance of the note after the transfer of $1,750,000 became tainted and the embedded conversion option was bifurcated and accounted for as a derivative liability.  The fair value of the derivative liability, on the $1,750,000 convertible note, amounting to $586,250 was calculated using the Black Scholes valuation model and was reclassified from additional paid in capital.  On December 9, 2015, the note was again amended to transfer $50,000 of the note principal to the same lender as noted above.  Since the embedded conversion option was already accounted for as a derivative liability, the amendment did not require to be analyzed under the debt modification guidance.

The two notes transferred to another lender, as disclosed above, totaling to $100,000 are convertible at the option of the holder at a conversion price per share equal to 50% of the lowest closing bid price for the common stock during 30 trading days immediately preceding a conversion. Due to the variable conversion rates in the notes, the embedded conversion option was bifurcated and accounted for as a derivative liability.  The fair value of the derivative liability amounting to $268,997 was calculated using the Black Scholes valuation model. $50,000 of the value assigned to the derivative liability was recognized as a debt discount to the note while the balance of $218,997 was recognized as a “day 1” derivative loss.  During the year ended January 31, 2016, the two convertible notes totaling $100,000, accrued interest of $12,198, and the associated fees of this conversion of $9,760 were converted into 44,189,102 common shares and the corresponding derivative liability at the date of conversion of $238,314 was credited to additional paid in capital.
Dated – Issued in fiscal year 2016

During the year ended January 31, 2016, the Company issued a total of $449,666 notes with the following terms:

•	Terms ranging from 9 months to 2 years
•	Annual interest rates ranging from 5% to 12%
•	Convertible at the option of the holders either at issuance or180 days from issuance. The note dated September 29, 2015 is convertible at the later of the maturity date or date of default.
•	Conversion prices are typically based on the discounted (50% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be the lower of $0.01 or the discounted trading price

Certain notes allow the Company to redeem the notes at rates ranging from 118% to 148% depending on the redemption date provided that no redemption is allowed after the 180th day.  Likewise, certain notes include original issue discounts totaling to $24,166.  During the year ended January 31, 2016, the Company also recognized deferred financing fees totaling $55,142

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the year amounted to $459,733.  $209,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $250,733 was recognized as a “day 1” derivative loss.
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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of January 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the January 31, 2016 and January 31, 2015:

	Year Ended	Year Ended
	January 31, 2016	January 31, 2015
Expected term	0.4 - 2 years	-
Expected average volatility	249% - 328%	-
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 0.83%	-

At January 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

January, 31, 2016	Level 1	Level 2	Level 3	Total
Dated – August 22, 2014	$-	$-	$122,400	$122,400
Dated – July 31, 2015	-	-	102,743	102,743
Dated - August 12, 2015 and December 15, 2015	-	-	108,616	108,616
Dated – September 29, 2015	-	-	87,420	87,420
Dated - October 7, 2015	-	-	42,891	42,891
Dated - January 20, 2016	-	-	67,105	67,105
Warrants dated - November 9	-	-	89,062	89,062
Total liabilities	$-	$-	$620,237	$620,237

The following table summarizes the changes in the derivative liabilities during the year ended January 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2015	$-
Addition of new derivatives recognized as debt discounts	259,000
Addition of new derivatives for tainted warrants	340,200
Addition of new derivatives recognized as loss on derivatives	469,730
Derivatives settled upon conversion of debt	(238,314)
Reclassification from APIC to derivative liability due to tainted instruments	586,250
Gain on change in fair value of the derivative liability	(796,629)
Balance - January, 31, 2016	$620,237

The net gain on derivatives during the year ended January 31, 2016 and 2015 was $326,899 and $0, respectively.

NOTE 11 – STOCK PAYABLE

Investor payable - common shares

In December 2013 and January 2014, the Company entered into stock purchase agreements with third parties for 100,000 and 250,000 Series B Preferred shares, respectively, for a total consideration of $100,000 and $250,000, respectively.  The Company was unable to issue the preferred shares and has accounted for the amounts received as investor payable.
The Company also issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC. These Preferred Series B Warrants once exercised would require the Company to issue Series B Preferred shares.   From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock valued at $1,028,000 for the exercise of the Preferred B warrants. From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock valued at $699,200 for the exercise of the Preferred B warrants. On June 18, 2014 the Company rescinded this transaction due to the failure of the holder to deliever the Preferred B warrants.  The Company decided to issue common shares in lieu of issuing the Series B Preferred shares related to the acquisition of Poker Junkies LLC and those issued in connection with the stock purchase agreements disclosed above.  The Company agreed to issue common stock at 125% of the value of the Series B Preferred shares. During the years ended January 31, 2016 and 2015, the Company issued 4,960,000 and 9,232,000 common shares, respectively, for a total consideration of $496,000 and $923,200, respectively.
As of January 31, 2016 and 2015, investor payable – common stock totaled $658,000 and $1,154,000, respectively.

Preferred Stock Payable

On October 30, 2014, the Company recorded $1,000,000 as preferred share payable which shall be converted to 1 Series C Preferred share for the acquisition of Webrunner. On April 9, 2015, the Company issued 1 Series C Preferred Share to settle this payable.

On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D (see Note 5) since as of January 31, 2016, the Company did not have sufficient unissued Series B preferred shares.
As of January 31, 2016 and 2015, preferred stock payable totaled $13,438 and $1,000,000, respectively.

NOTE 12 – EQUITY

Amendment to Articles of Incorporation or Bylaws

On January 7, 2016, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 1,500,000,000 shares. With 1,400,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

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

As of January 31, 2016 and 2015, 1,000 shares of series A Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock

On March 11, 2016, the Company amended its Articles of Incorporation to increase the number of preferred shares designated Series B Convertible Shares (the “Series B”) from 50,000,000 to 95,000,000. Holders of the Series B Preferred shares shall be entitled to receive dividends or other distributions with the holders of the Company’s common shares on an “as converted” basis when, as, and if declared by the directors of the Company.

The Holders have the right to convert each Series B Preferred share, at any time after 6 months from the date of issuance, into fully paid and non-assessable common shares on the basis of 1 Series B Preferred share for 1.25 common shares (1:1.25).

During the year ended January 31, 2016, the Company issued Series B Preferred shares, as follows:

•	437,500 shares were sold for cash on June 22, 2015 for a total consideration of $17,500.
•	25,000,000 shares with fair value of $415,625 in connection with the acquisition of Net D’s assets (see Note 5). Of this amount, the par value of $13,438 related to the 13,437,500 shares in excess of the authorized shares at January 31, 2016 is reported as preferred stock payable in the consolidated balance sheets
•	5,000,000 shares with a fair value of $54,375 in connection with the acquisition of Connexum (see Note 5).
•	25,000,000 shares with a fair value of $415,625 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771 (see also below).
•	8,000,000 shares were sold for cash in January 2016 for a total consideration of $30,000

As of January 31, 2016 and 2015, 50,000,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

The Series C Preferred Stock consists of 100 shares, at a par value of $0.001 per share, with certain rights, privileges, preferences and restrictions as set forth in Series C Preferred Stock Certificate of Designation.  Holders of the Series C Preferred shares shall be entitled to receive dividends or other distributions with the holders of the Company’s common share on an “as converted” basis when, as and if, declared by the directors of the Company.

Each share of the Series C Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements at any time following 12 months from the issuance of such shares, into such number of fully paid and non-assessable common shares worth $1,000,000.

During the year ended January 31, 2016, the Company issued Series C Preferred shares, as follows:

•	1 share to settle the preferred stock payable of $1,000,000 recorded in connection with the acquisition of Webrunner
•	3 shares with a fair value of $3,000,000 in connection with the acquisition of Net D’s assets (see Note 5).
•	3 shares with a fair value of $3,000,000 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771.

On April 11, 2014, the Company and Doyle Knudson entered into a Series C Preferred Stock Purchase Agreement dated as of April 10, 2014, pursuant to which the Company sold 7 Series C Preferred shares for an aggregate purchase price of $3,300,000.

As of January 31, 2016 and 2015, 14 and 7 shares of Series C Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 1,400,000,000 shares of common stock at a par value of $0.001.

During the year ended January 31, 2016, the Company issued common shares, as follows:

•	2,700,000 common shares with a fair market value of $54,000 to James E McCrink Trust in accordance with a settlement agreement reached with the latter on January 19, 2015 in connection with a complaint filed on November 4, 2014.
•	21,000,000 shares with a fair value of $161,100 as compensation to board members and employees.
•	16,150,000 shares with a fair value of $134,960 as compensation to consultants.
•	4,587,156 shares with a fair value of $20,183 to settle a $40,000 payable. The Company recognized a gain on settlement of liabilities of $19,817.
•	1,545,000 shares with a fair value of $13,042 as deferred financing fees
•	4,960,000 shares in exchange for warrants for a total consideration of $496,000 (see Note 11).
•	5,000,000 shares with fair value of $66,500 in connection with the acquisition of Net D’s assets (see Note 5).
•	44,189,102 common shares were issued for the conversion of debt, accrued interest and associated fees of $121,958.

During the year ended January 31, 2015, the Company issued common shares, as follows:

•	9,232,000 shares of common stock valued at the trading prices of $0.10 for value of $923,200 for conversion from Series B Preferred Stock.
•	500,000 shares of common stock valued at the trading price of $0.10 for value of $50,000 for services rendered.
•	Cancelled 150,000,000 common shares with par value of $150,000, which were surrended by a Company controlled by our CEO and is a related party.

As of January 31, 2016 and 2015, 261,863,258 and 161,732,000 shares of common stock were issued and outstanding, respectively.

Warrants and Options

Warrants

As of January 31, 2016 and 2015, there are no warrants outstanding.

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner (see Note 5).

On October 21, 2015, the Company entered into two separate agreements with consultants to provide the Company with consulting services in exchange for common shares of 20,000,000 and 7,000,000, respectively.  In November, 2015, the Company amended these two agreements.  As a result of the amendment, the Company issued 27,000,000 stock options with an exercise price of $0.005 per share instead of the common shares. The options can be exercised by the holder any time prior to December 1, 2016. These options were tainted as a result of the convertible notes with variable conversion rates (see Note 9) and were accounted for as derivative instruments at the time of issuance.  The fair value of the options amounting to $340,200 was recorded as stock compensation expense during the year ended January 31, 2016, with a corresponding credit to derivative liability (see Note 10).

The following table summarizes information relating to outstanding and exercisable stock options as of January 31, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	3.75	$0.10	9,100,000	$0.10
27,000,000	0.84	$0.005	27,000,000	$0.005
36,100,000	1.57	$0.03	36,100,000	$0.03

The options have an intrinsic value at January 31, 2016 of $59,400.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rent

Rent expense for the years ended January 31, 2016 and 2015 was $82,486 and $19,311, respectively.

Months of Term or Period (Beginning March 1, 2013)	Monthly Rate Per Rentable Square Foot	Monthly Basic Rent (rounded to the nearest dollar)
1 to 12	$2.13	$5,534
13 to 24	$2.23	$5,794
25 to 36	$2.33	$6,053
37 to 48	$2.43	$6,313
49 to 60	$2.54	$6,599

Minimum future rental payments under operating leases as of January 31, 2016:

Amount
2017	$75,496
2018	78,902
2019	6,599
Thereafter	-
Total minimum lease payments	$160,997

Licensing Agreement / Deposit

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed it’s name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  CipherLoc has various features that will further protect our members and end users of our web developed platform.  As of January 31, 2016, the software has not been delivered to the Company and as such the cash paid for the encryption licensing agreement of $1,125,000 has been accounted as a deposit.  During the year ended January 31, 2016, the Company wrote off 50% of the deposit amounting to $562,500 to impairment expense.

Contingency

At the time of acquisition of Connexum, Windstream Holdings, Inc. ("Windstream"), a provider of voice and data network communications, and managed services, to businesses in the United States, claimed that Connexum owed them $600,000, which charges Connexum denies. In 2015, Connexum contracted with Windstream to purchase high cost long distance services.  When receiving the initial invoices Connexum noticed the bill was not what was expected and issued a dispute for the incorrect charges and paid the non-disputed amount of just over $20,000.  Then, without notice, Windstream turned off services.  Shortly thereafter Windstream and Connexum disputed over high cost traffic.   Windstream continued to bill Connexum for many months even after disconnecting its service, which ended up totaling nearly $580,000 of disputed fees. At the time of disconnection, there was approximately $20,000 in actual unpaid usage fees. It is remote that the Company would pay these fees. Windstream has not threatened litigation at this point and Connexum is actively working to settle the disputed amount.

NOTE 14 – INCOME TAXES

The benefit for income taxes from continued operations for the years ended January 31, 2016 and 2015 consist of the following:

	Year Ended
	January 31,
	2016	2015
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$531,744	$1,874,193
State	140,756	496,110
	672,500	2,370,303
Valuation allowance	(672,500)	(2,370,303)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	January 31,
	2016	2015

Statutory federal income tax rate	(34%)	(34%)
State income taxes and other	9%	9%
Change in valuation allowance	34%	34%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	January 31,
	2016	2015

Net operating loss carryforward	$3,416,210	$2,743,710
Valuation allowance	(3,416,210)	(2,743,710)
Deferred income tax asset	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $7,944,000 available to offset future taxable income through 2035. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended January 31, 2016 and 2015, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carryforward and the related valuation allowance.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

On December 21, 2015, the Company issued 25,000,000 Series B Preferred shares with a fair value of $415,625 and 3 Series C Preferred shares with a fair value of $3,000,000 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771.

As of January 31, 2016 and 2015, the current CEO had accrued salaries of $0 and $136,500, respectively.

As of January 31, 2016, the Company has outstanding notes payable to Net D totaling to $1,257,250 in connection with the Company’s acquisition of Connexum and certain assets of Net D (see Note 9).  The sole owner of Net D is a director the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business.  During the year ended January 31, 2016, the Company incurred total fees in connection with such services of $133,436.  As of January 31, 2016, the Company has an outstanding payable to Net D of $27,942.

During the years ended January 31, 2016 and 2015, the CEO advanced the Company cash of $0 and $52,354, respectively. As of January 31, 2016 and 2015, the amount owed to the prior CEO for advances was $0 and $52,354, respectively.

Related party expenses for the years ended January 31, 2016 and 2015:

		January 31, 2016	January 31, 2015
Legal	Personal Expenses of Mars Callahan	$-	$102,114
Unauthorized withdrawals	Personal Expenses of John Hermansen	-	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	-	105,705
Related Party Expenses		$-	$401,034

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan and John Hermansen.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to January 31, 2016, an aggregate of 80,390,834 common shares were issued for the conversion of debt, accrued interest and associated fees of $205,964.

Subsequent to January 31, 2016, the Company entered into an agreement to issue 9 convertible promissory notes to unrelated companies for an amount of $290,495.
Subsequent to January 31, 2016, the Company assigned 7 notes with principal amounts totaling to $263,250 to one lender which resulted to the payment of prepayment penalties amounting to $84,995.
On or around April 27, 2016, Tarpon Bay Partners, LLC (“Tarpon Bay”) initiated action against the Company in New York State Supreme Court, case #652178/2016. Tarpon Bay has elected for summary judgment in lieu of complaint. Tarpon Bay is claiming, inter alia, that the Company owes $93,500 in unpaid notes and services. The claims stems from intended transactions the Company was to enter with Tarpon Bay. Tarpon Bay was to provide the Company with funding and certain services in exchange for promissory notes from the Company. The notes were executed by the Company, but Tarpon Bay provided no funding or services and is not entitled to repayment of any note given by the Company. The Company intends to vehemently defend the foregoing action.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of January 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

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

As of January 31, 2016, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

Management has identified the following material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●
Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of three (3) members and may be expanded to as many as seven members under the Company’s Articles of Incorporation and By-Laws.

●	Lack of segregation of duties and adequate documentation of our internal controls.

●	The inability of the Company to prepare and file its financial statements timely due to its limited financial and personnel resources.

●	Lack of multiple levels of review in the Company’s financial reporting process.

 Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or Board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Scott Kettle	47	Chief Executive Officer and Chief Information Officer and CEO, Chairman, President, Treasurer, and Director
Chris Hall	58	Director
Michael Selsman	78	Director and Secretary
Ryan Wyler(1)	40	Previous Chief Technology Officer, Director
Mars Callahan(2)	44	Previous CEO, Principle Accounting Officer, President, Director
John Hermansen(2)	45	Previous Chief Content Officer, Secretary, Treasurer, Director

(1)	Mr. Wyler resigned his positions with the Company on August 29, 2014.
(2)	On May 13, 2014 Mars Callahan and John Hermansen were removed from the board and fired as officers by Scott Kettle a director and majority shareholder.

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

Compliance with Section 16(A) Of the Exchange Act

As of January 31, 2016, the Company is aware that all filings of Form 3, 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's prior management and board of directors have not been timely filed. Current management needs to file Form 3 and/or 5 for the issuance of common shares.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Directors

Summary Compensation Table

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended January 31, 2016 and 2015, and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2016 and 2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Scott Kettle	2016	121,859	150,000	35,100	-	-	-	-	306,959
CEO/CFO	2015	160,000	150,000	-	-	-	-	-	310,000

Chris Hall	2016	-	-	35,100	-	-	-	-	35,100
Director	2015	-	-	-	-	-	-	-	-

Michael	2016	-	-	35,100	-	-	-	-	35,100
Selsman Secretary & Director	2015	-	-	-	-	-	-	-	-

Mars Callahan	2016	-	-	-	-	-	-	-	-
Former CEO/CFO & Director	2015	207,819	-	-	-	-	-	-	207,819

John Hermansen	2016	-	-	-	-	-	-	-	-
Previous CCO & Director	2015	193,216	-	-	-	-	-	-	193,216

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

The Agreement allows for standard vacation, health, participation in employee benefit plan among other things.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock based on 261,863,258 shares of common stock, issued and outstanding on a fully diluted basis. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner (1)	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Kettle c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock Series A Preferred Stock(2) Series B Preferred Stock(3) Series C Preferred Stock(4)	83,000,000 500 25,000,000 3	31.7% 50% 50% 21.4%

Christopher Hall c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock Series A Preferred Stock Series B Preferred B Stock Series C Preferrred Stock	9,000,000 500 25,000,000 3	3.4% 50% 50% 21.4%

Michael Selsman c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock	4,000,000	1.5%

All Officers and Directors As a Group (3 persons)	Common Stock	96,000,000	36.7%

Blue Voodoo LLC 314 Orange View Clearwater, FL 33755	Common Stock	15,000,000	5.7%

MI1 LLC 129 Forest Crossing Court Las Vegas, NV 89148	Common Stock	15,000,000	5.7%

R&E Consultants LLC 3275 S. Jones BLVD #104 Las Vegas, NV 89146	Common Stock	15,000,000	5.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	There are 1,000 shares of Series A Preferred stock issued and outstanding as of January 31, 2016.
(3)	There are 50,000,000 shares of Series B Preferred stock issued and outstanding as of January 31, 2016.
(4)	There are 14 shares of Series C Preferred stock issued and outstanding as of January 31, 2016.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Common Stock

On January 7, 2016, the Company amended its Articles of Incorporation to increase the authorized shares to 1,500,000,000 shares, consisting of 1,400,000,000 shares of Common Stock, par value $0.001 per share and 100,000,000 shares of Preferred Stock, par value of $0.001 per share.

On November 14, 2013, the Company amended its articles of incorporation to increase the authorized shares to 650,000,000 shares, at $0.001 par value. There were 251,863,258 shares issued and outstanding as of January 31, 2016. The holders of our common stock are entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. The dividend rights of our common stock are junior to any preferential dividend rights of any outstanding shares of preferred stock. The holders of our common stock also are entitled to receive distributions upon our liquidation, dissolution or winding up of our assets that are legally available for distribution, after payment of all debt and other liabilities and distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock.

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

Series B Convertible Preferred Stock

The Company is authorized to issue 50,000,000 shares of series B preferred stock at a par value of $0.001. On March 11, 2016, the Company amended its Articles of Incorporation to increase the number of authorized preferred shares designated Series B Convertible Shares from 50,000,000 to 95,000,000 shares.

The Series B Convertible Preferred stock consist of Ninety Five Million (95,000,000) shares (the “Series B Stock”), with certain rights, privileges, preferences and restrictions as set forth in the Series B Preferred Stock.

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

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner, LLC.

On October 21, 2015, the Company entered into two separate agreements with consultants to provide the Company with consulting services in exchange for common shares of 20,000,000 and 7,000,000, respectively.  In November, 2015, the Company amended these two agreements.  As a result of the amendment, the Company issued 27,000,000 stock options with an exercise price of $0.005 per share instead of the common shares. The options can be exercised by the holder any time prior to December 1, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 During the years ended January 31, 2016 and 2015, the CEO advanced the Company cash of $0 and $52,354, respectively. In addition, during the year ended January 31, 2016 the Company repaid the CEO $52,354. As of January 31, 2016 and 2015, the amount owed to the CEO for advances was $0 and $52,354, respectively.

Related Party Expenses for the years ended January 31, 2016 and 2015:

		January 31, 2016	January 31, 2015
Legal	Personal Expenses of Mars Callahan	$-	$102,114
Unauthorized withdrawals	Personal Expenses of John Hermansen	-	193,215
Unauthorized withdrawals	Personal Expenses of Mars Callahan	-	105,705
Related Party Expenses		$-	$401,034

The above related party expenses are unauthorized withdrawal of expenses for personal expenses and past legal bills of Mars Callahan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by MaloneBailey, LLP for the audit of the Company’s annual financial statements for fiscal years ended January 31, 2016 and 2015 were approximately $36,000 and $15,000, respectively.

Audit-Related Fees. The aggregate fees billed by MaloneBailey, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended January 31, 2016 and 2015, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2016 and 2015 were $0 and $0, respectively.

All Other Fees. The aggregate fees billed by MaloneBailey, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended January 31, 2016 and 2015 were $0 and $0, respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the Public Company Accounting Oversight Board's Ethics and Independence Rules and Standards (Rule 3526, Communications with Audit Committees Concerning Independence), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2016 fiscal year for filing with the SEC.

The Board of Directors pre-approved all fees described above.

PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation January 7, 2016 (3)
3.3	Amended Articles of Incorporation March 18, 2016 (3)
3.4	Bylaws (1)
10.1	Asset Purchase and Sale Agreement between Gawk Incorporated and Net D Consulting, Inc. (3)
10.2	Acquisition Agreement between Gawk Incorporated, Connexum, LLC, and Net D Consuling, Inc. (3)
14.1	Code of Ethics (2)
21.1	Subsidiaries (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008
(3)	Filed herein

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

Registrant	Gawk, Inc.

Date: May 24, 2016	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 24, 2016	By:	/s/ Scott Kettle
Scott Kettle
Director, Chief Executive Officer, President, Chief Financial Officer, and Treasurer (Principal Executive, Principal Financial Officer and Principal Accounting Officer)

Date: May 24, 2016	By:	/s/ Michael Selsman
Michael Selsman
Director and Secretary

Date: May 24, 2016	By:	/s/ Chris Hall
Chris Hall Director