Form 10-Q
period 2016-04-30
Gawk Inc.
filed 2016-06-14
CIK 1546392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-55499

Gawk Incorporated
(Name of small business issuer as specified in its charter)

Nevada	33-1220317
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes   ☐     No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2016
Common stock, $0.001 par value	357,651,221

GAWK INCORPORATED
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED APRIL 30, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GAWK INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2016	2016

ASSETS
Current Assets
Cash and cash equivalents	$95,669	$64,944
Accounts receivable	120,537	45,721
Marketable securities - available for sale	96,000	78,300
Deposit - CipherLoc	562,500	562,500
Prepaid and other current assets	32,200	32,200
Total Current Assets	906,906	783,665

Equipment, net of depreciation of $88,488 and $73,740	88,487	103,235
Intangible assets and proprietary technology, net of amortization $528,716 and $312,173	2,069,802	2,286,345
Goodwill	4,076,505	4,076,505

TOTAL ASSETS	$7,141,700	$7,249,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$813,030	$717,469
Note payable	85,000	85,000
Current portion of note payable -related party	933,917	868,361
Current portion of convertible notes payable, net of discount $297,353 and $148,069	1,875,222	1,934,932
Investor payable - common shares	658,000	658,000
Preferred shares payable	-	13,438
Contingent Consideration	1,000,000	1,000,000
Due to related parties	164,439	27,942
Derivative liabilities	670,645	620,237
Total Current Liabilities	6,200,253	5,925,379

Long-Term Liabilities
Convertible note payable, net of discount $6,517 and $56,358	38,983	10,307
Note payable -related party	222,222	388,889

TOTAL LIABILITIES	6,461,458	6,324,575

Stockholders' Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 issued and outstanding	1	1
Series B Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 and 50,000,000 issued and outstanding, respectively	68,188	50,000
Series C Preferred stock, $0.001 par value, 100 shares designated; 14 issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,400,000,000 shares authorized; 342,254,092 and 261,863,258 issued and outstanding, respectively	342,254	261,863
Additional paid in capital	15,141,263	14,670,962
Accumulated deficit	(14,871,464)	(14,057,651)
Total Stockholders' Equity	680,242	925,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,141,700	$7,249,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30,
	2016	2015

Revenue	$1,460,653	$58,582
Cost of revenue	1,055,033	-
Gross profit	405,620	58,582

Operating Expenses
General and administration	525,240	304,276
Depreciation and amortization	231,291	51,497
Total operating expenses	756,531	355,773

Net loss from operations	(350,911)	(297,191)

Other income (expense)
Other income	5,608	-
Interest expense, net	(431,320)	(134,147)
Unrealized gain on marketable securities	17,700	106,050
Change in fair value of derivative liabilities	(54,890)	-
Total other expense	(462,902)	(28,097)

Net loss	$(813,813)	$(325,288)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	298,186,922	172,555,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(813,813)	$(325,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and warrants issued for services	-	57,083
Common stock issued for legal settlement	-	54,000
Amortization of debt discount and deferred financing fees	271,349	89,550
Unrealized gain on marketable securities	(17,700)	(106,050)
Depreciation and amortization	231,291	51,497
Change in fair value of derivative liabilities	54,890	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(74,816)	5,053
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	112,355	44,599
Due to related parties	136,497	-
Net Cash Used In Operating Activities	(99,947)	(129,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of discounts and deferred financing fees	245,116	-
Payment of notes payable - related party, net	(101,111)	-
Payment of convertible notes payable	(33,333)	-
Proceeds from issuance of Series B Preferred stock	20,000	-
Net Cash Provided By Financing Activities	130,672	-

Net increase (decrease) in cash and cash equivalents	30,725	(129,556)
Cash and cash equivalents, beginning of period	64,944	255,455
Cash and cash equivalents, end of period	$95,669	$125,899

Supplemental cash flow information
Cash paid for interest	$100,834	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Series C Preferred shares issued to settle preferred share payable	$13,438	$-
Preferred shares payable for acquisition	$-	$1,000,000
Issuance of common stock for conversion of debt and accrued interest	$205,965	$-
Debt discount from derivative liability	$324,995	$-
Derivative resolution - conversion	$329,477	$-
Accrued interest added to principal	$1,159	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016

NOTE 1 - DESCRIPTION OF BUSINESS

Gawk Incorporated (“we”, “our”, the “Company”) was incorporated in the state of Nevada on January 6, 2011 with principal business address at 5300 Melrose Avenue, Suite 42, Los Angeles, CA.  The Company offers a suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium, and large businesses; and offers domestic and international voice services to communications carriers worldwide. It offers a suite of advanced data center and cloud-based services, including fault tolerant, high availability cloud servers, which comprise platform as a service, infrastructure as a service, and a content delivery network; managed network services that converge voice and data applications, structured cabling, wireless, and security services, as well as include Internet access via Ethernet or fiber at speeds ranging from 10 Mbps to 10 Gbps; and data center solutions, including cloud services, colocation services, and business continuity services, such as storage and security. Our website is located at www.gawkinc.com

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 24, 2016.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued liabilities, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at April 30, 2016 and January 31, 2016 measured at fair value on a recurring basis:

Carrying Value at April 30, 2016

April 30, 2016	Level 1	Level 2	Level 3	Total
Marketable securities - available for sale	96,000	-	-	96,000
Total assets	96,000	-	-	96,000

Derivative liabilities	-	-	670,645	670,645
Total liabilities	-	-	670,645	670,645

Carrying Value at January 31, 2016

January 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities - available for sale	78,300	-	-	78,300
Total assets	78,300	-	-	78,300

Derivative liabilities	-	-	620,237	620,237
Total liabilities	-	-	620,237	620,237

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the three months ended April 30, 2016 of $813,813, an accumulated deficit of $14,871,464, cash flows used in operating activities of $99,947 and needs additional cash to maintain its operations.

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

NOTE 4 - NOTES PAYABLE

The Company had the following notes payable and notes payable – related party outstanding as of April 30, 2016 and January 31, 2016:

Note Payable
	April 30, 2016	January, 31, 2016
Dated – October 30, 2014	$10,000	$10,000
Dated – June 3, 2015	25,000	25,000
Dated – December 11, 2015	50,000	50,000
Total notes payable	85,000	85,000
Less: current portion of notes payable	(85,000)	(85,000)
Long-term notes payable	$-	$-

Dated – October 30, 2014

On October 30, 2014 the Company exercised the comprehensive acquisition agreement of Webrunner, LLC (“Webrunner”) and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

Dated – June 3, 2015 and December 11, 2015

The two notes were issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into a total of 863,000 common shares.  The note issued on June 3, 2015 matured in December 2015 and is currently past due.

Note Payable - related party
	April 30, 2016	January, 31, 2016
Dated – April 23, 2015	$267,250	$282,250
Dated - January 18, 2016	888,889	975,000
Total notes payable	1,156,139	1,257,250
Less: current portion of notes payable	(933,917)	(868,361)
Long-term notes payable	$222,222	$388,889

Dated – April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $15,000 during the three months ended April 30, 2016.

Dated – January 18, 2016

On January 18, 2016, in connection with the acquisition of Connexum, the Company issued a $1,000,000 note to Net D which bears annual interest of 18%.  The Company is required to make monthly principal and interest payments of $63,806 for a period of 18 months through August 1, 2017.   The Company paid principal and interest payments of $127,612 for the three months ended April 30, 2016.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of April 30, 2016 and January 31, 2016:

	April 30, 2016	January, 31, 2016
Dated – August 22, 2014	$1,700,000	$1,700,000
Dated – July 31, 2015	-	65,000
Dated - August 12, 2015 and December 15, 2015	-	66,666
Dated - August 18, 2015	-	38,000
Dated - September 29, 2015	-	27,500
Dated - October 7, 2015	-	26,500
Dated - October 26, 2015	29,659	28,500
Dated - November 6, 2015	34,000	34,000
Dated - November 18, 2015	50,000	50,000
Dated - December 29, 2015	35,000	35,000
Dated - January 4, 2016	40,000	40,000
Dated - January 20, 2016	38,500	38,500
Dated - February 9, 2016	43,171	-
Dated - February 24, 2016	30,877	-
Dated - March 2, 2016	57,000	-
Dated - March 29, 2016	35,380	-
Dated - April 4, 2016 – (two notes)	43,222	-
Dated - April 21, 2016	28,500	-
Dated - April 27, 2016	45,500	-
Dated - April 27, 2016	7,266	-
Total convertible notes payable	2,218,075	2,149,666
Less: debt discount and deferred financing fees	(303,870)	(204,427)
	1,914,205	1,945,239
Less: current portion of convertible notes payable	1,875,222	1,934,932
Long-term convertible notes payable	$38,983	$10,307

The Company recognized amortization expense related to the debt discount and deferred financing fees of $271,349 and $89,550 for the three months ended April 30, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations.

Dated – August 22, 2014

In connection with the settlement agreement entered into with Doyle Knudson, an investor, in 2014, the Company issued a $1.8 million convertible promissory note with a conversion price of $0.10 per share. The note is subject to annual interest of 10%, matured in August 2015 and is currently past due.  In May and December 2015, a total of $100,000 note principal was transferred to another lender.

The Company recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and amortized $0 and $89,550 for the three months ended April 30, 2016 and 2015, respectively.

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

During the three months ended April 30, 2016, the Company repaid notes with principal amounts totaling to $33,333 and converted notes with principal amounts of $190,333 and accrued interest of $15,632 into 80,390,834 shares of common stock. The corresponding derivative liability at the date of conversion of $329,477 was credited to additional paid in capital.

During the three months ended April 30, 2016, the Company assigned 7 notes with principal amounts totaling to $263,250 to one lender which resulted to the payment of prepayment penalties amounting to $84,995.

Dated – Issued in fiscal year 2017

During the three months ended April 30, 2016, the Company issued a total of $290,917 notes with the following terms:

•	Terms ranging from 9 months to 20 months
•	Annual interest rates ranging from 8% to 12%
•	Convertible at the option of the holders either at issuance or 180 days from issuance.
•	Conversion prices are typically based on the discounted (50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be a floor of $0.0005 per share.

Certain notes allow the Company to redeem the notes at rates ranging from 125% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day.  Likewise, certain notes include original issue discounts totaling to $26,050.  During the three months ended April 30, 2016, the Company also recognized deferred financing fees totaling $19,750.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the three months ended April 30, 2016 amounted to $586,215.  $324,995 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $261,220 was recognized as a “day 1” derivative loss.

NOTE 6 - DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the April 30, 2016 and January 31, 2016 valuations:

	Three Months Ended	Year Ended
	April 30 ,2016	January 31, 2016
Expected term	0.23 - 1.50 years	0.4 - 2 years
Expected average volatility	126% - 296%	249% - 328%
Expected dividend yield	-	-
Risk-free interest rate	0.00% - 0.58%	0.05% - 0.83%

At April 30, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

April 30, 2016	Level 1	Level 2	Level 3	Total
Dated – August 22, 2014	$-	$-	$62,900	$62,900
Dated - October 26, 2015	-	-	41,625	41,625
Dated - December 29, 2015	-	-	67,660	67,660
Dated - January 20, 2016	-	-	72,365	72,365
Dated - February 9, 2016	-	-	68,974	68,974
Dated - February 24, 2016	-	-	50,237	50,237
Dated - March 2, 2016	-	-	93,983	93,983
Dated - March 29, 2016	-	-	63,440	63,440
Dated - April 4, 2016 (two notes)	-	-	79,021	79,021
Dated - April 21, 2016	-	-	38,821	38,821
Dated - April 27, 2016	-	-	13,655	13,655
Warrants dated - November 9	-	-	17,964	17,964
Total liabilities	$-	$-	$670,645	$670,645

The following table summarizes the changes in the derivative liabilities during the three months ended April 30, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2016	$620,237
Addition of new derivatives recognized as debt discounts	324,995
Addition of new derivatives recognized as loss on derivatives	261,220
Derivatives settled upon conversion of debt	(329,477)
Loss on change in fair value of the derivative	(206,330)
Balance - April 30, 2016	$670,645

The net loss on derivatives during the three months ended April 30, 2016 and 2015 was $54,890 and $0, respectively.

NOTE 7 - EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the three months ended April 30, 2016

Series B Convertible Preferred Stock

 During the three months ended April 30, 2016, the Company issued Series B Preferred shares, as follows:

•	On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D. During the three months ended April 30, 2016 the Company issued 13,437,500 Series B Preferred shares to settle this payable.

•	On February 3, 2016, 4,750,000 shares were sold for cash of $20,000.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the three months ended April 30, 2016.

Common stock

During the three months ended April 30, 2016, the Company issued common shares, as follows:

•	80,390,834 common shares were issued for the conversion of debt and accrued interest of $205,965.

Warrants and Options

There were no warrants or options that were granted and none that expired or were forfeited during the three months ended April 30, 2016.

The following table summarizes information relating to outstanding and exercisable stock options as of April 30, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	3.50	$0.10	9,100,000	$0.10
27,000,000	0.59	$0.005	27,000,000	$0.005
36,100,000	1.32	0.03	36,100,000	0.03

The options have an intrinsic value at April 30, 2016 and January 31, 2016 of $0 and $59,400, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of April 30, 2016 and January 31, 2016, the CEO had accrued salaries of $68,000 and $0, respectively.

During the three months ended April 30, 2016 and 2015, the CEO advanced the Company cash of $200 and $0, respectively. As of April 30, 2016 and January 31, 2016, the amount owed to the CEO for advances was $200 and $0, respectively.

As of April 30, 2016, the Company has outstanding notes payable to Net D totaling to $1,156,139 in connection with the Company’s acquisition of Connexum and certain assets of Net D. The sole owner of Net D is a director of the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business.  During the period ended April 30, 2016, the Company incurred total fees in connection with such services of $33,822.

As of April 30, 2016 and January 31, 2016, the Company owed related parties $164,439 and $27,942, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Licensing Agreement / Deposit

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed its name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000.  The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business.  We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles.  CipherLoc has various features that will further protect our members and end users of our web developed platform.  During the year ended January 31, 2016, the Company wrote off 50% of the deposit amounting to $562,500 to impairment expense. As of April 30, 2016, the software has not been delivered to the Company and the remaining amount of $562,500 continues to be reported as a deposit in the consolidated balance sheet.

Contingency

Connexum, LLC.

On January 18, 2016, the Company entered into an acquisition agreement with Net D, whereby the Company acquired 100% of the membership interest of Connexum, LLC (“Connexum”). The agreement also provided for contingent consideration of 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 80% of anticipated revenue and another 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 100% of anticipated revenue within one year from the date of acquisition.  The Company determined that Connexum will meet 80% of the anticipated revenue and has recognized the fair value of the contingent consideration of $1,000,000 both as of April 30, 2016 and January 31, 2016.

Windstream Holdings, Inc.

At the time of acquisition of Connexum, Windstream Holdings, Inc. ("Windstream"), a provider of voice and data network communications, and managed services, to businesses in the United States, claimed that Connexum owed them $600,000, which charges Connexum denies. In 2015, Connexum contracted with Windstream to purchase high cost long distance services.  When receiving the initial invoices Connexum noticed the bill was not what was expected and issued a dispute for the incorrect charges and paid the non-disputed amount of just over $20,000.  Then, without notice, Windstream turned off services.  Shortly thereafter Windstream and Connexum disputed over high cost traffic.   Windstream continued to bill Connexum for many months even after disconnecting its service, which ended up totaling nearly $580,000 of disputed fees. At the time of disconnection, there was approximately $20,000 in actual unpaid usage fees. It is unlikely that the Company would pay these fees. Windstream has not threatened litigation at this point and Connexum is actively working to settle the disputed amount.

Tarpon Bay Partners LLC

On May 26, 2016, Tarpon Bay Partners, LLC (“Tarpon Bay”) initiated action against the Company in New York State Supreme Court, case #652178/2016. Tarpon Bay has elected for summary judgment in lieu of complaint. Tarpon Bay is claiming, inter alia, that the Company owes $93,500 in unpaid notes and services. The claims stems from intended transactions the Company was to enter with Tarpon Bay. Tarpon Bay was to provide the Company with funding and certain services in exchange for promissory notes from the Company. The notes were executed by the Company, but Tarpon Bay provided no funding or services and is not entitled to repayment of any note given by the Company. The Company intends to vehemently defend the foregoing action.

NOTE 10 - SUBSEQUENT EVENT

On May 25, 2016, the Company issued 15,397,129 shares of common stock for the conversion of debt and accrued interest of $27,715.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Three Months Ended April 30, 2016, Compared to Three Months Ended April 30, 2015

RESULTS OF OPERATIONS

Revenue

	For the Three Months Ended April 30,
	2016	2015	Change	%
Revenue	$1,460,653	$58,582	$1,402,071	2,393%
Cost of revenue	1,055,033	-	1,055,033	-
Gross profit	$405,620	$58,582	$347,038	592%

Revenue increased to $1,460,653 from $58,582 for the three months ended April 30, 2016 and 2015, respectively. The increase in revenue is primarily related to the business combination of Net D and Connexum during the past year.

Cost of revenue increased to $1,055,033 from $0 for the three months ended April 30, 2016 and 2015, respectively. The increase in revenue is primarily related to the business combination of Net D and Connexum during the past year.

Operating Expenses

	For the Three Months Ended April 30,
	2016	2015	Change	%
General and administration	$525,240	$304,276	$220,964	73%
Depreciation and amortization	231,291	51,497	179,794	349%
Total operating expenses	$756,531	$355,773	$400,758	113%

General and administrative expenses increased to $525,240 from $304,276 for the three months ended April 30, 2016 and 2015, respectively.  The increase in general and administrative expenses is primarily related to the business combination of Net D and Connexum during the past year.

Depreciation and amortization expenses increased to $231,291 from $51,497 for the three months ended April 30, 2016 and 2015, respectively.  Depreciation and amortization expenses increase due to the business combination of Net D and Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting May 1, 2015 and January 18, 2016, respectively.

Net loss

For the three months ended April 30, 2016, the Company had a net loss of $813,813, as compared to a net loss for the three months ended April 30, 2015 of $325,288.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of April 30, 2016 and January 31, 2016.

	April 30,	January 31,
	2016	2016	Change	%
Current Assets	$906,906	$783,665	$123,241	16%
Current Liabilities	6,200,253	5,925,379	274,874	5%
Working Deficiency	$(5,293,347)	$(5,141,714)	$(151,633)	3%

The following table presents selected financial information on our cash flows as of and for the three months ended April 30, 2016 and 2015.

	For the Three Months Ended April 30,
	2016	2015	Change
Cash Flows used in Operating Activities	$(99,947)	$(129,556)	$29,609
Cash Flows from Financing Activities	130,672	-	130,672
Net Increase (Decrease) in Cash	$30,725	$(129,556)	$160,281

As of April 30, 2016 and January 31, 2016 our cash was $95,669 and $64,944, respectively.  The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of April 30, 2016, we experienced an increase in working capital deficiency of $151,633 or 3%, as compared to January 31, 2016.  The change in working capital deficiency during 2016 was primarily from an increase in current assets by $123,241 as compared to January 31, 2016, due to an increase in cash of $30,725 and accounts receivable of $74,816 and an increase in current liabilities by $274,874 as compared to January 31, 2016, due to an increase in accounts payable and accrued liabilities of $95,561, due to related parties of $136,497 and derivative liabilities of $50,408.

Cash flows from operations. Our cash used in operating activities were $99,947 and $129,556 for the three months ended April 30, 2016 and 2015, respectively.  The decrease in cash flows used in operating activities was primarily attributable to the business combination of Net D and Connexum during the past year.

Cash flows from financing activities. Cash provided by financing activities were $130,672 and $0 for the three months ended April 30, 2016 and 2015, respectively. We received cash from convertible notes of $245,116 and issuance of Series B Preferred stock of $20,000 and paid notes payable of $101,111 and convertible note of $33,333 for the three months ended April 30, 2016.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at April 30, 2016 of $14,871,464 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $750,000 to fund our operations.  The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Not applicable for smaller reporting companies.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of April 30, 2016. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016, during our three months ended April 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Common stock

During the three months ended April 30, 2016, the Company issued 80,390,834 common shares for the conversion of debt and accrued interest of $205,965.

Series B Convertible Preferred Stock

 During the three months ended April 30, 2016, the Company issued Series B Preferred shares, as follows:

•	On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D. During the three months ended April 30, 2016 the Company issued 13,437,500 Series B Preferred shares to settle this payable.

•	On February 3, 2016, 4,750,000 shares were sold for cash of $20,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2016, the Company is in default on two notes payable, which have a principal balance of $1,725,000 and accrued interest of $289,504.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for April 30, 2016.

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008

* Filed herewith
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

Registrant Date: June 14, 2016	Gawk Incorporated By: /s/ Scott Kettle
Scott Kettle
Chief Executive Officer (Principal Executive Officer)