Form 10-Q
period 2016-07-31
Gawk Inc.
filed 2016-09-22
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55499

Gawk Incorporated
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 Melrose Avenue, Suite 42, Los Angeles, CA	90038
(Address of principal executive offices)	(Zip Code)

888-754-6190
(Registrant’s telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

576,970,215 common shares issued and outstanding as of September 7, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$54,934	$64,944
Accounts receivable	124,521	45,721
Marketable securities - available for sale	95,700	78,300
Deposit - CipherLoc	562,500	562,500
Prepaid and other current assets	52,949	32,200
Total Current Assets	890,604	783,665

Equipment, net of depreciation of $103,235 and $73,740	73,739	103,235
Intangible assets and proprietary technology, net of amortization $745,259 and $312,173	1,853,258	2,286,345
Goodwill	4,154,391	4,076,505
TOTAL ASSETS	$6,971,992	$7,249,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$874,388	$717,469
Note payable	85,000	85,000
Current portion of note payable -related party	925,416	868,361
Current portion of convertible notes payable, net of discount of $405,560 and $148,069	2,039,410	1,934,932
Investor payable - common shares	658,000	658,000
Preferred shares payable	-	13,438
Contingent consideration	1,000,000	1,000,000
Due to related parties	228,724	27,942
Other current liabilities	9,820	-
Derivative liabilities	881,447	620,237
Total Current Liabilities	6,702,205	5,925,379

Long-Term Liabilities
Convertible note payable, net of discount $5,527 and $56,358	39,973	10,307
Note payable -related party	55,556	388,889
TOTAL LIABILITIES	6,797,734	6,324,575
Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 14 shares issued and outstanding, respectively	14,000,000	14,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 1 and 0 share issued and outstanding, respectively	100,000	-
	14,100,000	14,000,000
Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 and 50,000,000 shares issued and outstanding, respectively	68,188	50,000
Common stock, $0.001 par value, 1,400,000,000 shares authorized; 441,010,533 and 261,863,258 shares issued and outstanding, respectively	441,010	261,863
Additional paid in capital	1,594,420	670,962
Accumulated deficit	(16,029,361)	(14,057,651)
Total Stockholders' Deficit	(13,925,742)	(13,074,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,971,992	$7,249,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2016	2015	2016	2015

Revenue	$1,319,429	$558,079	$2,780,082	$616,661
Cost of revenue	933,830	392,629	1,988,863	392,629
Gross profit	385,599	165,450	791,219	224,032

Operating expenses
General and administration	796,429	265,999	1,321,669	570,275
Research and development	-	2,500	-	2,500
Depreciation and amortization	231,293	93,278	462,584	144,775
Total operating expenses	1,027,722	361,777	1,784,253	717,550

Net loss from operations	(642,123)	(196,327)	(993,034)	(493,518)

Other income (expense)
Other income	4,678	-	10,286	-
Interest expense, net	(178,144)	(45,606)	(338,115)	(90,203)
Amortization of debt discount and deferred financing fees	(295,269)	(89,550)	(566,618)	(179,100)
Unrealized gain (loss) on marketable securities	(300)	75,000	17,400	181,050
Change in fair value of derivative liabilities	(46,739)	-	(101,629)	-
Total other expense	(515,774)	(60,156)	(978,676)	(88,253)

Net loss	(1,157,897)	(256,483)	$(1,971,710)	$(581,771)

Other comprehensive income	-	442	-	442

Comprehensive Loss	$(1,157,897)	$(256,041)	$(1,971,710)	$(581,329)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	388,995,621	179,496,982	344,531,928	176,083,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,971,710)	$(581,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	57,083
Common stock options issued for services	177,000	-
Common stock issued for legal settlement	-	54,000
Stock-based compensation	61,157	-
Amortization of debt discount and deferred financing fees	566,618	179,100
Unrealized gain on marketable securities	(17,400)	(181,050)
Depreciation and amortization	462,583	144,775
Change in fair value of derivative liabilities	101,629	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(48,572)	4,829
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	188,238	90,206
Due to related parties	200,782	38,724
Other current liabilities	1,300	-
Net Cash Used In Operating Activities	(278,375)	(194,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of XTELUS, net of cash acquired	397	-
Net cash paid for acquisition of Net D’s assets	-	(65,000)
Net Cash Provided by (Used in) Investing Activities	397	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	557,579	25,000
Proceeds from notes payable - related party	25,000	-
Payment of notes payable - related party	(301,278)	-
Payment of convertible notes payable	(33,333)	-
Proceeds from issuance of Series B Preferred stock	20,000	17,500
Proceeds from issuance of common stock	-	5,000
Net Cash Provided By Financing Activities	267,968	47,500

Effect of exchange rate changes	-	442

Net decrease in cash and cash equivalents	(10,010)	(211,162)
Cash and cash equivalents, beginning of period	64,944	255,455
Cash and cash equivalents, end of period	$54,934	$44,293

Supplemental cash flow information
Cash paid for interest	$183,923	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Acquisition of XTELUS through issuance of preferred shares	$100,000	$-
Series B Preferred shares issued to settle preferred share payable	$13,438	$-
Preferred share payable for preferred C stock	$-	$1,000,000
Acquisition of goodwill	$-	$3,554,622
Issuance of preferred shares payable for acquisition	$-	$2,000,000
Issuance of investor payable for acquisition	$-	$1,556,000
Issuance of common stock for conversion of debt and accrued interest	$336,007	$-
Common stock issued in exchange for warrants	$24,000	$206,000
Intangible assets assumed from acquisition	$-	$351,378
Accounts payable assumed from acquisition	$-	$85,000
Debt discount from derivative liability	$672,772	$-
Note payable assumed from acquisition	$-	$350,000
Derivative resolution	$690,191	$-
Accrued interest added to principal	$1,159	$-
Convertible note issued for prepayment penalty	$31,438	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

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

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 24, 2016.

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

Reclassifications

Certain amounts in the fiscal 2016 financial statements have been reclassified to conform to the fiscal 2017 presentation.

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

The Company adopted ASC Topic 820, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at July 31, 2016 and January 31, 2016 measured at fair value on a recurring basis:

Carrying Value at July 31, 2016

July 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	95,700	-	-	95,700
Total assets	95,700	-	-	95,700

Derivative liabilities	-	-	881,447	881,447
Total liabilities	-	-	881,447	881,447

Carrying Value at January 31, 2016

January 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	78,300	-	-	78,300
Total assets	78,300	-	-	78,300

Derivative liabilities	-	-	620,237	620,237
Total liabilities	-	-	620,237	620,237

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the six months ended July 31, 2016 of $1,971,710, an accumulated deficit of $16,029,361, cash flows used in operating activities of $278,375 and needs additional cash to maintain its operations.

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

NOTE 4 - ACQUISITION

On June 27, 2016, the Company entered into an acquisition agreement with NEOGEN Holdings LLC, whereby the Company acquired 100% of the membership interest of XTELUS LLC and XETLUS S.A. (“XTELUS”). The acquisition of XTELUS met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations". As such, the Company accounted for the acquisition as a business combination.

Management determined that the Company was the acquirer in the business combination in accordance with FASB ASC Topic 805, "Business Combinations," based on the following factors: (i) there was a change in control of XTELUS; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company's pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company's current board of directors and management was the result of the appointment by the Company's pre-transaction directors.

The purchase price paid for the acquisition of XTELUS amounted to $100,000 and consisted of 1 Series D Preferred Stock, which is convertible into $100,000 of common shares at any time following 12 months from the issuance of such shares. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Fair Value of Consideration:	June 26, 2016
1 share of Series D Preferred Shares	$100,000
Total Purchase Price	$100,000

Assets and Liabilites:	June 26, 2016
Current assets	$51,374
Current liabilities	(29,260)
Goodwill	77,886
Fair value of total assets	$100,000

Revenues of $135,515 and net loss of $11,033 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the six months ended July 31, 2016.

Unaudited proforma results of operations for the six months ended July 31, 2016 and 2015 as though the Company acquired XTELUS on the first day of each fiscal year are set forth below:

	Six months ended July 31,
	2016	2015
Revenues	$3,196,291	$616,661
Cost of revenues	2,308,701	393,215
Gross profit	887,590	223,446

Operating expenses	1,954,785	717,550
Operating loss	(1,067,195)	(494,104)

Other expense	(978,676)	(88,253)

Net Loss	$(2,045,871)	$(582,357)

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable and notes payable - related party outstanding as of July 31, 2016 and January 31, 2016:

Notes Payable

	July 31, 2016	January, 31, 2016
Dated - October 30, 2014	$10,000	$10,000
Dated - June 3, 2015	25,000	25,000
Dated - December 11, 2015	50,000	50,000
Total notes payable	$85,000	$85,000
Less: current portion of notes payable	85,000	85,000
Long-term notes payable	-	-

Dated - October 30, 2014

On October 30, 2014 the Company exercised the comprehensive acquisition agreement of Webrunner, LLC (“Webrunner”) and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

Dated - June 3, 2015 and December 11, 2015

The two notes were issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into a total of 863,000 common shares. The note issued on June 3, 2015 matured in December 2015 and is currently past due.

Notes Payable - related party

	July 31, 2016	January, 31, 2016
Dated - April 23, 2015	$258,750	$282,250
Dated - January 18, 2016	722,222	975,000
Total notes payable	980,972	1,257,250
Less: current portion of notes payable	925,416	868,361
Long-term notes payable	$55,556	$388,889

Dated - April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $23,500 during the six months ended July 31, 2016.

Dated - January 18, 2016

On January 18, 2016, in connection with the acquisition of Connexum, the Company issued a $1,000,000 note to Net D which bears annual interest of 18%. The Company is required to make monthly principal and interest payments of $63,806 for a period of 18 months through August 1, 2017. The Company paid principal and interest payments of $319,029 for the six months ended July 31, 2016.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of July 31, 2016 and January 31, 2016:

	July 31, 2016	January, 31, 2016

Promissory Note - Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes - Issued in fiscal year 2016, with variable conversion features.	129,444	449,666
Promissory notes - Issued in fiscal year 2017, with variable conversion features.	661,026	-
Total convertible notes payable	2,490,470	2,149,666
Less: debt discount and deferred financing fees	(411,087)	(204,427)
	2,079,383	1,945,239
Less: current portion of convertible notes payable	2,039,410	1,934,932
Long-term convertible notes payable	$39,973	$10,307

The Company recognized amortization expense related to the debt discount and deferred financing fees of $566,618 and $179,100 for the six months ended July 31, 2016 and 2015, respectively.

Promissory Note - August 22, 2014

In connection with the settlement agreement entered into with Doyle Knudson, an investor, in 2014, the Company issued a $1.8 million convertible promissory note with a fixed conversion price of $0.10 per share or 17,000,000 shares of common stock. The note is subject to annual interest of 10%, matured in August 2015 and is currently past due. In May and December 2015, a total of $100,000 note principal was transferred to another lender.

Due to the variable conversion rates in the other convertible notes (see below), the $1,700,000 balance of the note became tainted and the embedded fixed conversion option was bifurcated and accounted for as a derivative liability. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and amortized $0 and $179,100 for the six months ended July 31, 2016 and 2015, respectively.

Promissory Notes - Issued in fiscal year 2016

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the year amounted to $459,733. $250,733 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $209,000 was recognized as a “day 1” derivative loss.

During the six months ended July 31, 2016, the fair value of the derivative liability for all the notes that became convertible amounted to $327,870. $219,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $108,370 was recognized as a “day 1” derivative loss.

During the six months ended July 31, 2016, the Company repaid notes with principal amounts totaling to $33,333 and converted notes with principal amounts of $288,048 and accrued interest of $19,060 into 138,633,561 shares of common stock. The corresponding derivative liability at the date of conversion of $521,861 was credited to additional paid in capital.

During the six months ended July 31, 2016, the Company assigned 10 notes with principal amounts totaling to $375,750 to one lender which resulted to the payment of prepayment penalties amounting to $142,672.

Promissory Notes - Issued in fiscal year 2017

During the six months ended July 31, 2016, the Company issued a total of $689,526 notes with the following terms:

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

Certain notes allow the Company to redeem the notes at rates ranging from 118% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $54,883. During the six months ended July 31, 2016, the Company also recognized deferred financing fees totaling $45,625.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the six months ended July 31, 2016 amounted to $977,181. $453,272 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $523,909 was recognized as a “day 1” derivative loss.

During the six months ended July 31, 2016, the Company converted notes with principal amounts of $28,500 and accrued interest of $399 into 16,513,714 shares of common stock. The corresponding derivative liability at the date of conversion of $74,312 was credited to additional paid in capital.

NOTE 7 - DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of July 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the July 31, 2016 and January 31, 2016 valuations:

	Six Months Ended	Year Ended
	July 31, 2016	January 31, 2016
Expected term	0.23 - 1.50 years	0.4 - 2 years
Expected average volatility	126% - 296%	249% - 328%
Expected dividend yield	-	-
Risk-free interest rate	0.20% - 071%	0.05% - 0.83%

At July 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

July 31, 2016	Level 1	Level 2	Level 3	Total
Promissory Note - Issued August 22, 2014	$-	$-	$49,300	$49,300
Promissory Notes - Issued in fiscal year 2016	-	-	165,924	165,924
Promissory Notes - Issued in fiscal year 2017	-	-	593,222	593,222
Warrants -Issued in fiscal year 2016	-	-	9,201	9,201
Warrants -Issued in fiscal year 2017	-	-	63,800	63,800
Total liabilities	$-	$-	$881,447	$881,447

The following table summarizes the changes in the derivative liabilities during the six months ended July 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2016	$620,237
Addition of new derivatives recognized as debt discounts	672,772
Addition of new derivatives recognized as warrant compensation	177,000
Addition of new derivatives recognized as loss on derivatives	632,279
Derivatives settled upon conversion of debt and exercise of warrants	(690,191)
Loss on change in fair value of the derivative	(530,650)
Balance - July 31, 2016	$881,447

The net loss on derivatives during the six months ended July 31, 2016 and 2015 was $93,468 and $0, respectively.

NOTE 8 - EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the six months ended July 31, 2016

Series B Convertible Preferred Stock

 During the six months ended July 31, 2016, the Company issued Series B Preferred shares, as follows:

•

On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D. During the six months ended July 31, 2016 the Company issued 13,437,500 Series B Preferred shares to settle this payable.

•	On February 3, 2016, 4,750,000 shares were sold for cash of $20,000. On issuance, value of the underlining common stock represented a beneficial conversion feature of $23,344. The beneficial conversion feature will be recognized when the preferred stock becomes convertible on August 3, 2016 as a deemed dividend.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the six months ended July 31, 2016.

Series D Convertible Preferred Stock

On June 23, 2016, pursuant to its Articles of Incorporation and Bylaws, the Board of Directors of the Company, unanimously approved the designation of a new series of preferred stock, "Series D Convertible Preferred Stock.

Each share of the Series D Preferred Stock shall be convertible, at the option of the holder thereof and subject to notice requirements at any time following 12 months from the issuance of such shares, into such number of fully paid and non-assessable common shares worth $100,000.

During six months ended July 31, 2016, the Company issued 1 share of Series D Preferred Stock with a fair value of $100,000 in connection with the acquisition of XTELUS (see Note 4).

As of July 31, 2016 and January 31, 2016, 1 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

Common stock

During the six months ended July 31, 2016, the Company issued common shares, as follows:

•	155,147,275 common shares were issued for the conversion of debt and accrued interest of $336,007.
•	24,000,000 common shares in exchange for the exercise of options for no consideration

Warrants and Options

Options

During six months ended July 31, 2016, the Company entered into three separate agreements with consultants to provide the Company with consulting services in exchange for options of 17,000,000, 5,000,000 and 17,000,000 with an exercise price of $0, respectively. The options can be exercised by the holder any time prior to June 30, August 31, and September 30, 2016. These options were tainted as a result of the convertible notes with variable conversion rates (see Note 7) and were accounted for as derivative instruments at the time of issuance. The fair value of the options amounting to $177,000 was recorded as stock compensation expense during the six months ended July 31, 2016, with a corresponding credit to derivative liability (see Note 7).

A summary of activity during the period ended July 31, 2016 follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, January 31, 2016	36,100,000	$0.03
Granted	39,000,000	-
Exercised	(24,000,000)	(0.0015)
Forfeited/canceled	-	-
Outstanding, July 31, 2016	51,100,000	$0.02

The following table summarizes information relating to outstanding and exercisable stock options as of July 31, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	3.25	$0.10	9,100,000	$0.10
20,000,000	0.34	$0.005	27,000,000	$0.005
5,000,000	0.08	$-	5,000,000	$-
17,000,000	0.17	$-	17,000,000	$-
51,100,000	0.77	$0.02	51,100,000	$0.02

The options have an intrinsic value at July 31, 2016 and January 31, 2016 of $63,800 and $59,400, respectively.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12 month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively.  For the period ended July 31, 2016, the Company recognized stock based compensation of $61,157 under these awards, with a corresponding credit to additional paid in capital.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of July 31, 2016 and January 31, 2016, the CEO had accrued salaries of $98,000 and $0, respectively.

During the six months ended July 31, 2016 and 2015, the CEO advanced the Company cash of $200 and $0, respectively. As of July 31, 2016 and January 31, 2016, the amount owed to the CEO for advances was $200 and $0, respectively.

As of July 31, 2016, the Company has outstanding notes payable to Net D totaling to $980,972 in connection with the Company’s acquisition of Connexum and certain assets of Net D. The sole owner of Net D is a director and officer of the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the period ended July 31, 2016, the Company incurred total fees in connection with such services of $50,940.

As of July 31, 2016 and January 31, 2016, the Company owed related parties $228,724 and $27,942, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Licensing Agreement / Deposit

On June 11, 2014 we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed its name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. During the year ended January 31, 2016, the Company wrote off 50% of the deposit amounting to $562,500 to impairment expense. As of July 31, 2016, the software has not been delivered to the Company and the remaining amount of $562,500 continues to be reported as a deposit in the consolidated balance sheet.

Contingency

Connexum, LLC.

On January 18, 2016, the Company entered into an acquisition agreement with Net D, whereby the Company acquired 100% of the membership interest of Connexum, LLC (“Connexum”). The agreement also provided for contingent consideration of 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 80% of anticipated revenue and another 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 100% of anticipated revenue within one year from the date of acquisition. The Company determined that Connexum will meet 80% of the anticipated revenue and has recognized the fair value of the contingent consideration of $1,000,000 both as of July 31, 2016 and January 31, 2016.

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

On May 25, 2016, the Company reached a settlement with Windstream for $20,000. As of the filing of this report, the Company paid the $20,000.

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

NOTE 11 - SUBSEQUENT EVENT

Subsequent to July 31, 2016, the Company issued as follows,

•	118,959,682 shares of common stock for the conversion of debt and accrued interest of $95,512.

•	17,000,000 shares of common stock in exchange for the exercise of options for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

General Overview

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

As a result of our growth through acquisition, Gawk continues to go through a significant transformation and has expanded its business customer base and added a significant number of network facilities and points of presence expanding its geographic reach. Through this strategy, we acquired advanced systems and infrastructure, augmented our management team and employee base with talented, experienced, well-trained professionals, while continuing to provide a strong platform for further acquisitions. During the past fiscal year and current reporting period, we completed three transactions which have significantly grown our revenue base while greatly enhancing our service offerings within the voice arena. The first was an asset purchase of Net D completed on May 1, 2015, the second was an acquisition of Connexum completed near the end of our fiscal year on January 18, 2016, and the third was the acquisition of XTELUS completed on June 27, 2016.

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

Results of Operations

Three Months Ended July 31, 2016, Compared to Three Months Ended July 31, 2015

Revenue

	For the Three Months Ended July 31,
	2016	2015	Change	%
Revenue	$1,319,429	$558,079	$761,350	136%
Cost of revenue	933,830	392,629	541,201	138%
Gross profit	$385,599	$165,450	$220,149	133%

Revenue increased to $1,319,429 from $558,079 for the three months ended July 31, 2016 and 2015, respectively. The increase in revenue is primarily related to the business combination of Connexum during the past year and XTELUS during the three months ended July 31, 2016.

Cost of revenue increased to $933,830 from $392,629 for the three months ended July 31, 2016 and 2015, respectively. The increase in revenue is primarily related to the business combination of Connexum during the past year and XTELUS during the current period.

Operating Expenses

	For the Three Months Ended July 31,
	2016	2015	Change	%
General and administration	$796,429	$265,999	$530,430	199%
Research and development	-	2,500	(2,500)	(100)%
Depreciation and amortization	231,293	93,278	138,015	148%
Total operating expenses	$1,027,722	$361,777	$665,945	184%

General and administrative expenses increased to $796,429 for the three months ended July 31, 2016, as compared to $265,999 for the three months ended July 31, 2015. The increase in general and administrative expenses is primarily related to the business combination of Connexum during the past year and XTELUS during the quarter ended July 31, 2015.

Depreciation and amortization expenses were $231,293 from $93,278 for the three months ended July 31, 2016 and 2015, respectively. Depreciation and amortization expenses increased in 2016, due to the business combination of Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting January 18, 2016, respectively.

Six Months Ended July 31, 2016, Compared to Six Months Ended July 31, 2015

Revenue

	For the Six Months Ended July 31,
	2016	2015	Change	%
Revenue	$2,780,082	$616,661	$2,163,421	351%
Cost of revenue	1,988,863	392,629	1,596,234	407%
Gross profit	$791,219	$224,032	$567,187	253%

Revenue was $2,780,082 and $616,661 for the six months ended July 31, 2016 and 2015, respectively. The increase in revenue, during 2016, is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during the quarter ended July 31, 2016.

Cost of revenue was $1,988,863 and $392,629 for the six months ended July 31, 2016 and 2015, respectively. The increase in revenue is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during quarter ended July 31, 2016.

Operating Expenses

	For the Six Months Ended July 31,
	2016	2015	Change	%
General and administration	$1,321,669	$570,275	$751,394	132%
Research and development	-	2,500	(2,500)	(100)%
Depreciation and amortization	462,584	144,775	317,809	220%
Total operating expenses	$1,784,253	$717,550	$1,066,703	149%

General and administrative expenses increased to $1,321,669 from $570,275 for the six months ended July 31, 2016 and 2015, respectively. The increase in general and administrative expenses is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during current year.

Depreciation and amortization expenses increased to $462,584 from $144,775 for the six months ended July 31, 2016 and 2015, respectively. Depreciation and amortization expenses increased due to the business combination of Net D and Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting May 1, 2015 and January 18, 2016, respectively.

Net loss

For the six months ended July 31, 2016, the Company had a net loss of $1,971,710, as compared to a net loss for the six months ended July 31, 2015 of $581,771.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of July 31, 2016 and January 31, 2016.

	July 31,	January 31,
	2016	2016	Change	%
Current Assets	$890,604	$783,665	$106,939	14%
Current Liabilities	6,702,205	5,925,379	776,826	13%
Working Deficiency	$(5,811,601)	$(5,141,714)	$(669,887)	13%

The following table presents selected financial information on our cash flows as of and for the six months ended July 31, 2016 and 2015.

	For the Six Months Ended July 31,
	2016	2015	Change
Cash Flows used in Operating Activities	$(278,375)	$(194,104)	$(84,271)
Cash Flows used in Investing Activities	397	(65,000)	65,397
Cash Flows from Financing Activities	267,968	47,500	220,468
Foreign currency translation adjustment	-	442	(442)
Net Decrease in Cash During the Year	$(10,010)	$(211,162)	$201,152

As of July 31, 2016 and January 31, 2016 our cash was $54,934 and $64,944, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of July 31, 2016, we experienced an increase in working capital deficiency of $669,887 or 13%, as compared to January 31, 2016. The reduction in working capital during 2016 was primarily from an increase in current assets by $106,939 as compared to January 31, 2016, due to an increase in accounts receivable of $78,800 and accounts receivable of $74,816 and an increase in current liabilities by $776,826 as compared to January 31, 2016, due to an increase in accounts payable and accrued liabilities of $156,919, due to related parties of $200,782, convertible notes payable of $104,478 and derivative liabilities of $261,210.

Cash flows from operations. Our cash used in operating activities were $278,375 and $194,104 for the six months ended July 31, 2016 and 2015, respectively. The increase in cash flows used in operating activities was primarily attributable to an increase in general and administration expenses associated with the expand of business.

Cash flows from investing activities. Cash provided by investing activities was $397 for the six months ended July 31, 2016 and cash used in investing activities was $65,000 for six months ended July 31, 2015. Net cash received for acquisition of XTELUS was $397 for the six months ended July 31, 2016. Net cash paid for acquisition of Net D’s assets was $65,000 for the six months ended July 31, 2015.

Cash flows from financing activities. Cash provided by financing activities were $267,968 and $47,500 for the six months ended July 31, 2016 and 2015, respectively. We received cash from convertible notes of $557,579, note payable - related party of $25,000 and issuance of Series B Preferred stock of $20,000 and paid notes payable of $301,275 and convertible note of $33,333 for the six months ended July 31, 2016. We received cash from convertible notes of $25,000, issuance of common stock of $5,000 and issuance of Series B Preferred stock of $17,500 for the six months ended July 31, 2015.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at July 31, 2016 of $16,029,361 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging,” since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of July 31, 2016. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

c.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On or around July 22, 2016, the Company’s wholly owned subsidiary, Webrunners, Inc. (“Webrunners”), filed a law suit (“WR v. Management”) against several former Webrunners directors and officers for mismanaging Webrunners and usurping or interfering with Webrunners’ business relationships. On or around July 22, 2016, the former management and related entities filed a lawsuit against the Company in the Superior Court of Orange County, CA case #30-2016-00865197-CU-BC-CJC, alleging, inter alia, breach of the agreements pursuant to which the Company acquired Webrunners, fraud, and negligent misrepresentation. The Company filed a counterclaim on or around September 9, 2016, alleging, inter alia, breach of contract. On or around September 15, 2016, the court in WR v. Management granted an injunction against the former management forcing them to turn over all documents and assets of Webrunners and preventing them from interfering further with Webrunners’ business.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016, during our six months ended July 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the three months ended July 31, 2016, the Company issued 74,756,441 common shares for the conversion of debt and accrued interest of $130,042 and 24,000,000 common shares in exchange for options for no consideration.

Series D Convertible Preferred Stock

During the three months ended July 31, 2016, the Company issued 1 share of Series D Preferred Stock for the acquisition of XTELUS.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1*	Acquisition agreement with NEOGEN Holdings Inc.
14.1	Code of Ethics (2)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

___________

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gawk Incorporated
(Registrant)

Dated: September 21, 2016	By:	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer
(Principal Executive Officer)

Dated: September 21, 2016	By:	/s/ Chris Hall
Chris Hall
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

