Form 10-Q
period 2016-10-31
Gawk Inc.
filed 2016-12-20
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 000-55499

GAWK INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 Melrose Avenue, Suite 42, Los Angeles, CA	90038
(Address of principal executive offices)	(Zip Code)

888-754-6190
(Registrant’s telephone number, including area code)

N/A
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

1,280,741,569 common shares issued and outstanding as of December 8, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$188,583	$64,944
Accounts receivable	246,749	45,721
Marketable securities - available for sale	162,900	78,300
Deposit - CipherLoc	562,500	562,500
Prepaid and other current assets	55,514	32,200
Total Current Assets	1,216,246	783,665

Equipment, net of depreciation of $0 and $73,740	-	103,235
Intangible assets and proprietary technology, net of amortization $722,426 and $162,562	1,517,025	2,286,345
Goodwill	4,043,486	4,076,505
Assets held for sale	289,585	-
TOTAL ASSETS	$7,066,342	$7,249,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$819,162	$717,469
Note payable, net of discounts of $2,687 and $0	146,152	85,000
Current portion of note payable -related party	776,806	868,361
Current portion of convertible notes payable, net of discounts of $303,447 and $148,069	2,215,852	1,934,932
Investor payable - common shares	658,000	658,000
Preferred shares payable	-	13,438
Contingent consideration	1,000,000	1,000,000
Due to related parties	288,873	27,942
Other current liabilities	12,482	-
Derivative liabilities	890,267	620,237
Total Current Liabilities	6,807,594	5,925,379
Long-Term Liabilities
Convertible note payable, net of discounts of $42,850 and $56,358	2,650	10,307
Note payable -related party, less current portion	-	388,889
TOTAL LIABILITIES	6,810,244	6,324,575

Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 14 shares issued and outstanding, respectively	14,000,000	14,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 1 and 0 share issued and outstanding, respectively	100,000	-
	14,100,000	14,000,000

Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 and 50,000,000 shares issued and outstanding, respectively	68,188	50,000
Common stock, $0.001 par value, 1,400,000,000 shares authorized; 875,634,685 and 261,863,258 shares issued and outstanding, respectively	875,634	261,863
Additional paid-in capital	1,809,835	670,962
Accumulated deficit	(16,597,560)	(14,057,651)
Total Stockholders' Deficit	(13,843,902)	(13,074,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,066,342	$7,249,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2016	2015	2016	2015

Revenue	$1,811,716	$526,761	$4,591,798	$1,143,422
Cost of revenue	1,221,442	332,704	3,210,305	725,333
Gross profit	590,274	194,057	1,381,493	418,089

Operating expenses
Stock-based compensation	160,755	309,000	398,912	366,083
General and administration	583,977	307,247	1,667,489	820,439
Accounts payable forgiven	(250,000)	-	(250,000)	-
Research and development	-	-	-	2,500
Depreciation and amortization	231,292	93,278	693,876	238,053
Total operating expenses	726,024	709,525	2,510,277	1,427,075

Net loss from operations	(135,750)	(515,468)	(1,128,784)	(1,008,986)

Other income (expense)
Other income	6,372	-	16,658	-
Interest expense, net	(96,894)	(56,665)	(435,009)	(146,868)
Amortization of debt discount and deferred financing fees	(269,046)	(105,203)	(835,664)	(284,303)
Unrealized gain (loss) on marketable securities	67,200	(52,500)	84,600	128,550
Change in fair value of derivative liabilities	(149,358)	(36,268)	(250,987)	(36,268)
Gain on settlement of debt	9,277	-	9,277	-
Total other expense	(432,449)	(250,636)	(1,411,125)	(338,889)

Net loss	(568,199)	(766,104)	$(2,539,909)	$(1,347,875)

Other comprehensive income	-	-	-	442

Comprehensive Loss	$(568,199)	$(766,104)	$(2,539,909)	$(1,347,433)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	648,943,956	196,682,424	446,743,266	182,828,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,539,909)	$(1,347,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	150,083
Common stock options issued for services	177,000	-
Common stock issued for legal settlement	-	54,000
Stock-based compensation	221,913	216,000
Amortization of debt discount and deferred financing fees	835,664	284,303
Unrealized gain on marketable securities	(84,600)	(128,550)
Depreciation and amortization	693,876	238,053
Expense for conversion of debt	-	8,540
Accounts payable forgiven	(250,000)	-
Change in fair value of derivative liabilities	250,987	36,268
Gain on settlement of debt	(9,277)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(170,800)	(7,115)
Prepaid expenses and other assets	(2,565)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	402,215	138,330
Due to related parties	260,931	38,620
Other current liabilities	3,962	-
Net Cash Used In Operating Activities	(210,603)	(319,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of XTELUS, net of cash acquired	397	-
Net cash paid for acquisition of Net D’s assets	-	(138,250)
Net Cash Provided by (Used in) Investing Activities	397	(138,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	147,050	25,000
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	691,733	191,000
Proceeds from notes payable - related party	25,000	-
Payment of notes payable - related party	(505,444)	-
Payment of convertible notes payable	(33,333)	-
Payment of notes payable	(11,161)	-
Proceeds from issuance of Series B Preferred stock	20,000	17,500
Proceeds from issuance of common stock	-	5,000
Net Cash Provided By Financing Activities	333,845	238,500

Effect of exchange rate changes	-	442

Net decrease in cash and cash equivalents	123,639	(218,651)
Cash and cash equivalents, beginning of period	64,944	255,455
Cash and cash equivalents, end of period	$188,583	$36,804

Supplemental cash flow information
Cash paid for interest	$242,902	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Acquisition of XTELUS through issuance of preferred shares	$100,000	$-
Series B Preferred shares issued to settle preferred share payable	$13,438	$-
Preferred share payable for preferred C stock	$-	$1,000,000
Acquisition of goodwill	$-	$3,554,622
Issuance of preferred shares payable for acquisition	$-	$2,000,000
Issuance of investor payable for acquisition	$-	$1,556,000
Issuance of common stock for conversion of debt and accrued interest	$509,353	$64,030
Common stock issued in exchange for warrants	$41,000	$206,000
Intangible assets assumed from acquisition	$-	$363,128
Accounts payable assumed from acquisition	$-	$11,750
Debt discount from derivative liability	$848,172	$166,500
Note payable assumed from acquisition	$-	$350,000
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$-	$586,250
Derivative resolution	$1,006,129	$122,588
Accrued interest added to principal	$1,159	$-
Convertible note issued for prepayment penalty	$31,438	$-
Replacement of note payable to Convertible note	$75,000	$-
Reclassification of assets as held for sale	$289,585	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

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

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 24, 2016.

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

The following table summarizes fair value measurements by level at October 31, 2016 and January 31, 2016 measured at fair value on a recurring basis:

Carrying Value at October 31, 2016

October 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	162,900	-	-	162,900
Total assets	162,900	-	-	162,900

Derivative liabilities	-	-	890,267	890,267
Total liabilities	-	-	890,267	890,267

Carrying Value at January 31, 2016

January 31, 2016	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	78,300	-	-	78,300
Total assets	78,300	-	-	78,300

Derivative liabilities	-	-	620,237	620,237
Total liabilities	-	-	620,237	620,237

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss for the nine months ended October 31, 2016 of $2,539,909, an accumulated deficit of $16,597,560, cash flows used in operating activities of $210,603 and needs additional cash to maintain its operations.

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

Revenues of $498,035 and net loss of $51,376 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the nine months ended October 31, 2016.

Unaudited proforma results of operations for the nine months ended October 31, 2016 and 2015 as though the Company acquired XTELUS on the first day of each period are set forth below:

	Nine months ended October 31,
	2016	2015
Revenues	$5,008,007	$1,293,174
Cost of revenues	3,530,143	857,044
Gross profit	1,477,864	436,130

Operating expenses	2,680,809	1,428,672
Operating loss	(1,202,945)	(992,542)

Other expense	(1,411,125)	(338,889)

Net Loss	$(2,614,070)	$(1,331,431)

NOTE 5 - NOTES PAYABLE

The Company had the following notes payable and notes payable - related party outstanding as of October 31, 2016 and January 31, 2016:

Notes Payable

	October 31, 2016	January, 31, 2016
Dated – October 30, 2014	$10,000	$10,000
Dated – June 3, 2015	-	25,000
Dated – December 11, 2015	-	50,000
Dated – August 4, 2016	25,000	-
Dated – September 30, 2016	113,839	-
Total notes payable	$148,839	$85,000
Less: debt discount and deferred financing fees	(2,687)	-
	146,152	85,000
Less: current portion of notes payable	146,152	85,000
Long-term portion of notes payable	-	-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $263 and $0 for the nine months ended October 31, 2016 and 2015, respectively.

Dated - October 30, 2014

On October 30, 2014, the Company exercised the comprehensive acquisition agreement of Webrunner, LLC (“Webrunner”) and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

Dated - June 3, 2015, December 11, 2015

The two notes were issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into a total of 863,000 common shares. The note issued on June 3, 2015 matured in December 2015. On August 4, 2016, the Company entered into the new agreement with Crossover Capital Fund I, LLC, which the Company issued a new convertible note of $75,000 for the payment of the two notes of $75,000. As a result of this agreement, the Company recognized gain on debt settlement of $9,277.

Dated – August 4, 2016

The note was issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into 250,000 common shares. The note matured in February 2017.

Dated – September 30, 2016

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. and received cash of $125,000. The note includes an original issue discount and financing fee of $2,950 and the Company received cash of $122,050. The Company is required to make weekly principal and interest payments of $4,560 for a period of 34 weeks through May 30, 2017.

Notes Payable - related party

	October 31, 2016	January, 31, 2016
Dated – April 23, 2015	$221,250	$282,250
Dated - January 18, 2016	555,556	975,000
Total notes payable	776,806	1,257,250
Less: current portion of notes payable	776,806	868,361
Long-term notes payable	$-	$388,889

Dated - April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $61,000 during the nine months ended October 31, 2016.

Dated - January 18, 2016

On January 18, 2016, in connection with the acquisition of Connexum, the Company issued a $1,000,000 note to Net D which bears annual interest of 18%. The Company is required to make monthly principal and interest payments of $63,806 for a period of 18 months through August 1, 2017. The Company paid principal and interest payments of $444,444 for the nine months ended October 31, 2016.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of October 31, 2016 and January 31, 2016:

	October 31, 2016	January, 31, 2016
Promissory Note - Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes – Issued in fiscal year 2016, with variable conversion features.	114,444	449,666
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	750,355	-
Total convertible notes payable	2,564,799	2,149,666
Less: debt discount and deferred financing fees	(346,297)	(204,427)
	2,218,502	1,945,239
Less: current portion of convertible notes payable	2,215,852	1,934,932
Long-term convertible notes payable	$2,650	$10,307

The Company recognized amortization expense related to the debt discount and deferred financing fees of $835,401 and $284,303 for the nine months ended October 31, 2016 and 2015, respectively.

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

Due to the variable conversion rates in the other convertible notes (see below), the $1,700,000 balance of the note became tainted and the embedded fixed conversion option was bifurcated and accounted for as a derivative liability. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and amortized $0 and $208,950 for the nine months ended October 31, 2016 and 2015, respectively.

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

During the nine months ended October 31, 2016, the fair value of the derivative liability for all the notes that became convertible amounted to $327,870. $219,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $108,370 was recognized as a “day 1” derivative loss.

During the nine months ended October 31, 2016, the Company repaid notes with principal amounts totaling to $33,333 and converted notes with principal amounts of $303,048 and accrued interest of $21,692 into 150,793,678 shares of common stock. The corresponding derivative liability at the date of conversion of $553,477 was credited to additional paid in capital.

During the nine months ended October 31, 2016, the Company assigned 10 notes with principal amounts totaling to $375,750 to one lender which resulted to the payment of prepayment penalties amounting to $142,672.

Promissory Notes - Issued in fiscal year 2017

During the nine months ended October 31, 2016, the Company issued a total of $927,272 notes with the following terms:

•	Terms ranging from 9 months to 20 months

•	Annual interest rates ranging from 8% to 12%

•	Convertible at the option of the holders either at issuance or 180 days from issuance.

•

Conversion prices are typically based on the discounted (50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be a floor of $0.0005 and $0.00005 per share.

Certain notes allow the Company to redeem the notes at rates ranging from 118% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $70,476. During the nine months ended October 31, 2016, the Company also recognized deferred financing fees totaling $58,625 and the Company received cash of $691,733.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the nine months ended October 31, 2016 amounted to $1,299,291. $628,672 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $670,619 was recognized as a “day 1” derivative loss.

During the nine months ended October 31, 2016, the Company converted notes with principal amounts of $176,918 and accrued interest of $7,695 into 421,977,749 shares of common stock. The corresponding derivative liability at the date of conversion of $314,434 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of October 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the October 31, 2016 and January 31, 2016 valuations:

	Nine Months Ended	Year Ended
	October 31, 2016	January 31, 2016
Expected term	0.008 - 1.50 years	0.4 - 2 years
Expected average volatility	120% - 381%	249% - 328%
Expected dividend yield	-	0
Risk-free interest rate	0.00% - 0.67%	0.05% - 0.83%

At October 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

October 31, 2016	Level 1	Level 2	Level 3	Total
Promissory Note – Issued August 22, 2014	$-	$-	$6,800	$6,800
Promissory Notes – Issued in fiscal year 2016	-	-	137,737	137,737
Promissory Notes – Issued in fiscal year 2017	-	-	745,620	745,620
Warrants -Issued in fiscal year 2016	-	-	110	110
Warrants -Issued in fiscal year 2017	-	-	-	-
Total liabilities	$-	$-	$890,267	$890,267

The following table summarizes the changes in the derivative liabilities during the nine months ended October 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2016	$620,237
Addition of new derivatives recognized as debt discounts	848,172
Addition of new derivatives recognized as options compensation	177,000
Addition of new derivatives recognized as loss on derivatives	778,989
Derivatives settled upon conversion of debt and exercise of warrants	(1,006,129)
Loss on change in fair value of the derivative	(528,002)
Balance - October 31, 2016	$890,267

The net loss on derivatives during the nine months ended October 31, 2016 and 2015 was $250,987 and $36,268, respectively.

NOTE 8 - EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the nine months ended October 31, 2016

Series B Convertible Preferred Stock

During the nine months ended October 31, 2016, the Company issued Series B Preferred shares, as follows:

•

On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D. During the nine months ended October 31, 2016 the Company issued 13,437,500 Series B Preferred shares to settle this payable.

•

On February 3, 2016, 4,750,000 shares were sold for cash of $20,000. On issuance, value of the underlining common stock represented a beneficial conversion feature of $23,344. The beneficial conversion feature will be recognized when the preferred stock becomes convertible on August 3, 2016 as a deemed dividend.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the nine months ended October 31, 2016.

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

During nine months ended October 31, 2016, the Company issued 1 share of Series D Preferred Stock with a fair value of $100,000 in connection with the acquisition of XTELUS (see Note 4).

As of October 31, 2016 and January 31, 2016, 1 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

Common stock

During the nine months ended October 31, 2016, the Company issued common shares, as follows:

•	572,771,427 common shares were issued for the conversion of debt and accrued interest of $509,352.

•	41,000,000 common shares in exchange for the exercise of options for no consideration

Warrants and Options

Options

During nine months ended October 31, 2016, the Company entered into three separate agreements with consultants to provide the Company with consulting services in exchange for options of 17,000,000, 5,000,000 and 17,000,000 with an exercise price of $0, respectively. The options can be exercised by the holder any time prior to June 30, August 31, and September 30, 2016. These options were tainted as a result of the convertible notes with variable conversion rates (see Note 7) and were accounted for as derivative instruments at the time of issuance. The fair value of the options amounting to $177,000 was recorded as stock compensation expense during the nine months ended October 31, 2016, with a corresponding credit to derivative liability (see Note 7).

A summary of activity during the period ended October 31, 2016 follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, January 31, 2016	36,100,000	$0.03
Granted	39,000,000	$-
Exercised	(41,000,000)	$(0.0009)
Forfeited/expired	(5,000,000)	$-
Outstanding, October 31, 2016	29,100,000	$0.03

The following table summarizes information relating to outstanding and exercisable stock options as of October 31, 2016:

Options Outstanding			Options Exercisable

Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	3.00	$0.10	9,100,000	$0.10
20,000,000	0.08	$0.005	20,000,000	$0.005
29,100,000	1.00	$0.03	29,100,000	$0.03

The options have an intrinsic value at October 31, 2016 and January 31, 2016 of $0 and $59,400, respectively.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12- month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively. For the period ended October 31, 2016, the Company recognized stock based compensation of $221,912 under these awards, with a corresponding credit to additional paid in capital.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of October 31, 2016 and January 31, 2016, the CEO had accrued salaries of $98,000 and $0, respectively.

During the nine months ended October 31, 2016 and 2015, the CEO advanced the Company cash of $200 and $0, respectively. As of October 31, 2016 and January 31, 2016, the amount owed to the CEO for advances was $200 and $0, respectively.

As of October 31, 2016, the Company has outstanding notes payable to Net D totaling to $776,806 in connection with the Company’s acquisition of Connexum and certain assets of Net D. The sole owner of Net D is a director and officer of the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the period ended October 31, 2016, the Company incurred total fees in connection with such services of $58,784.

As of October 31, 2016 and January 31, 2016, the Company owed related parties $288,873 and $27,942, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Licensing Agreement / Deposit

On June 11, 2014, we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed its name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. During the year ended January 31, 2016, the Company wrote off 50% of the deposit amounting to $562,500 to impairment expense. As of October 31, 2016, the software has not been delivered to the Company and the remaining amount of $562,500 continues to be reported as a deposit in the consolidated balance sheet.

Contingency

Connexum, LLC.

On January 18, 2016, the Company entered into an acquisition agreement with Net D, whereby the Company acquired 100% of the membership interest of Connexum, LLC (“Connexum”). The agreement also provided for contingent consideration of 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 80% of anticipated revenue and another 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 100% of anticipated revenue within one year from the date of acquisition. The Company determined that Connexum will meet 80% of the anticipated revenue and has recognized the fair value of the contingent consideration of $1,000,000 both as of October 31, 2016 and January 31, 2016.

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

NOTE 12 – ASSETS HELD FOR SALE

On October 31, 2016, the Company entered into the asset purchase and sale agreement (the “Agreement”) with Giggle Fiber, LLC. Pursuant to the terms of the Agreement, the Company sold the equipment and customer list of Webrunner for $400,000, payable in instalments. As title will not transfer until payments are made we are classifying these assets as held for sale as of October 31, 2016.

The following table summarizes the carrying amounts of the assets held for sale;

October 31,
Assets held for sale	2016
Equipment, net of depreciation of $117,984	$58,991
Intangible assets, net of amortization $239,378	119,689
Goodwill	110,905
Total assets held for sale	$289,585

NOTE 13 – ACCOUNTS PAYABLE FORGIVEN

During the period ended October 31, 2016, a vendor forgave accounts payable owing of $250,000. The Company recorded the amount to operating expenses on the Statement of Operations.

NOTE 14 - SUBSEQUENT EVENT

Subsequent to October 31, 2016, the Company sold the equipment and customer list of Webrunner for $400,000 (see Note 12).

Subsequent to October 31, 2016, the Company issued common shares as follows;

•	405,106,884 shares of common stock for the conversion of debt and accrued interest of $51,379.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Results of Operations

Three Months Ended October 31, 2016, Compared to Three Months Ended October 31, 2015

Revenue

	For the Three Months Ended October 31,
	2016	2015	Change	%
Revenue	$1,811,716	$526,761	$1,284,955	244%
Cost of revenue	1,221,442	332,704	888,738	267%
Gross profit	$590,274	$194,057	$396,217	204%
Gross profit percentage	33%	37%

The increase in revenue by 244% during 2016, is primarily related to the business combination of Connexum during the past year and XTELUS during the three months ended October 31, 2016.

Cost of revenue likewise increased by 267% during 2016, which is primarily related to the business combination of Connexum during the past year and XTELUS during the current period.

Operating Expenses

	For the Three Months Ended October 31,
	2016	2015	Change	%
Stock-based compensation	$160,755	$309,000	$(148,245)	(48%)
General and administration	583,977	307,247	276,730	90%
Accounts payable forgiven	(250,000)	-	(250,000)	-
Depreciation and amortization	231,292	93,278	138,014	148%
Total operating expenses	$726,024	$709,525	$16,499	2%

Stock-based compensation expenses decreased 48% for the three months ended October 31, 2016, as compared to the three months ended October 31, 2015. Stock-based compensation is the compensation for directors, our employees and external consultants. The decrease in stock based compensation expenses is primarily due to no stock compensation to an external consultant for the three months ended October 31, 2016 as compared to the same period in 2015.

General and administrative expenses increased by $276,730 or 90% for the three months ended October 31, 2016, from $307,247 for the three months ended October 31, 2015. The increase in general and administrative expenses is primarily related to the business combination of Connexum during the past year and XTELUS during the quarter ended October 31, 2015.

For the three months ended October 31, 2016, the Company recognized accounts payable forgivenof $250,000, as compared to accounts payable forgiven for the three months ended October 31, 2016 of $0.

Depreciation and amortization expenses were $231,292 from $93,278 for the three months ended October 31, 2016 and 2015, respectively. Depreciation and amortization expenses increased in 2016, due to the business combination of Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting January 18, 2016, respectively.

Net loss

For the three months ended October 31, 2016, the Company had a net loss of $568,199, as compared to a net loss for the nine months ended October 31, 2015 of $766,104.

Nine Months Ended October 31, 2016, Compared to Nine Months Ended October 31, 2015

Revenue

	For the Nine Months Ended October 31,
	2016	2015	Change	%
Revenue	$4,591,798	$1,143,422	$3,448,376	302%
Cost of revenue	3,210,305	725,333	2,484,972	343%
Gross profit	$1,381,493	$418,089	$963,404	230%
Gross profit percentage	30%	37%

Revenue was $4,591,798 and $1,143,422 for the nine months ended October 31, 2016 and 2015, respectively. The increase in revenue by 302%, during 2016, is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during the quarter ended October 31, 2016.

Cost of revenue was $3,210,305 and $725,333 for the nine months ended October 31, 2016 and 2015, respectively. The increase in cost of revenue of 343%, is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during quarter ended October 31, 2016.

Operating Expenses

	For the Nine Months Ended October 31,
	2016	2015	Change	%
Stock-based compensation	$398,912	$366,083	$32,829	9%
General and administration	1,667,489	820,439	847,050	103%
Accounts payable forgiven	(250,000)	-	(250,000)	-
Research and development	-	2,500	(2,500)	(100%)
Depreciation and amortization	693,876	238,053	455,823	191%
Total operating expenses	$2,510,277	$1,427,075	$1,083,202	76%

Stock-based compensation expenses decreased to 9% for the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015. Stock-based compensation is the compensation for directors, our employees and external consultants.

General and administrative expenses increased to $1,667,489 from $820,439 for the nine months ended October 31, 2016 and 2015, respectively. The increase in general and administrative expenses is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during current year.

For the nine months ended October 31, 2016 the Company recognized accounts payable forgiven of $250,000, as compared to accounts payable forgiven for the nine months ended October 31, 2016 of $0.

Depreciation and amortization expenses increased to $693,876 from $238,053 for the nine months ended October 31, 2016 and 2015, respectively. Depreciation and amortization expenses increased due to the business combination of Net D and Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting May 1, 2015 and January 18, 2016, respectively.

Net loss

For the nine months ended October 31, 2016, the Company had a net loss of $2,539,909, as compared to a net loss for the nine months ended October 31, 2015 of $1,347,875.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of October 31, 2016 and January 31, 2016.

	October 31,	January 31,
	2016	2016	Change	%
Current Assets	$1,216,246	$783,665	$432,581	55%
Current Liabilities	6,807,594	5,925,379	882,215	15%
Working Capital Deficiency	$5,591,348	$5,141,714	$449,634	9%

The following table presents selected financial information on our cash flows as of and for the nine months ended October 31, 2016 and 2015.

	For the Nine Months Ended October 31,
	2016	2015	Change
Cash Flows used in Operating Activities	$210,603	$319,343	$(108,740)
Cash Flows provided by (used in) Investing Activities	397	(138,250)	138,647
Cash Flows from Financing Activities	333,845	238,500	95,345
Foreign currency translation adjustment	-	442	(442)
Net Increase (Decrease) in Cash During the Period	$123,639	$(218,651)	$342,290

As of October 31, 2016 and January 31, 2016 our cash was $188,583 and $64,944, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of October 31, 2016, we experienced an increase in working capital deficiency of $449,634 or 9%, as compared to January 31, 2016. The reduction in working capital during 2016 was primarily from current assets only increasing by $432,581 and currently liabilities increasing by $882,215, as compared to January 31, 2016. Current assets increasedprimarily due to an increase in accounts receivable of $201,028 and cash of $123,639.The increase in current liabilities by was due to an increase in accounts payable and accrued liabilities of $101,693, due to related parties of $260,931, convertible notes payable of $280,920, and derivative liabilities of $270,030.

Cash flows from operations. The decrease in cash flows used in operating activities was primarily attributable to an adjustments to net income relating to non-cash expenses.

Cash flows from investing activities. Cash provided by investing activities was $397 for the nine months ended October 31, 2016 and cash used in investing activities was $138,250 for nine months ended October 31, 2015. Net cash received for acquisition of XTELUS was $397 for the nine months ended October 31, 2016. Net cash paid for acquisition of Net D’s assets was $138,250 for the nine months ended October 31, 2015.

Cash flows from financing activities. Cash provided by financing activities were $333,845 and $238,500 for the nine months ended October 31, 2016 and 2015, respectively. We received cash from convertible notes of $691,733, note payable of $147,050, note payable – related party of $25,000 and issuance of Series B Preferred stock of $20,000 and paid note payable of $11,161, notes payable – related party of $505,444 and convertible note of $33,333 for the nine months ended October 31, 2016. We received cash from note payable of 25,000, convertible notes of $191,000, issuance of common stock of $5,000 and issuance of Series B Preferred stock of $17,500 for the nine months ended October 31, 2015.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at October 31, 2016 of $16,609,560 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2016. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our company's material weaknesses in financial reporting were:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2016, the Company issued 417,624,152 common shares for the conversion of debt and accrued interest of $173,346 and 17,000,000 common shares in exchange for options for no consideration.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1*	Acquisition agreement with NEOGEN Holdings Inc.
14.1	Code of Ethics(2)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

___________

(1)	Filed as an Exhibit on Form S-1 with the SEC on April 6, 2012.
(2)	10-SB/12g filed on February 13, 2008

* Filed herewith.
**Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAWK INC.
(Registrant)
Dated: December 20, 2016	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2016	/s/ Chris Hall
Chris Hall
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

