Form 10-K
period 2017-01-31
Gawk Inc.
filed 2017-10-23
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SEC TION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

Commission file number 000-55499

GAWK INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 Melrose Avenue, Suite 42, Los Angeles, CA	90038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (632) 893-8909

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2016, was approximately $9,900,000 based on a $0.0285 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,342,546,507 common shares as of October 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," “the Notes to Financial Statements” and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	future service costs;
•	changes in our incentive plans;
•	the markets of our domestic operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "Gawk" mean Gawk Incorporated and our subsidiaries, unless otherwise indicated.

General Overview

Our company was incorporated on January 6, 2011 in the State of Nevada. We offer a suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium, and large businesses; and offers domestic and international voice services to communications carriers worldwide. It offers a suite of advanced data center and cloud-based services, including fault tolerant, high availability cloud servers, which comprise platform as a service, infrastructure as a service, and a content delivery network; managed network services that converge voice and data applications, structured cabling, wireless, and security services, as well as include Internet access via Ethernet or fiber at speeds ranging from 10 Mbps to 10 Gbps; and data center solutions, including cloud services, colocation services, and business continuity services, such as storage and security. www.gawkinc.com.

Our Current Business

We offer a comprehensive suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses, and offers domestic and international voice services to communications carriers worldwide. Our advanced, cloud services platforms enable the integration of leading edge solutions in the cloud, increasing customer collaboration and productivity by seamlessly connecting employees, partners, customers and vendors.

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

Hosted PBX

Gawk now offers a complete phone system with the power of an enterprise-class phone system without the cost and complexity of bulky hardware. Set up in minutes, and command your system to work the way you do. You can access and manage it from anywhere, connect remote personal as if they are in the same room, and give your employees access to all the phone and features they need. Some of the key features of our Cloud Hosted PBX:

•	24/7 CUSTOMER SUPPORT
•	No set up or activation fees
•	Voicemail to Email
•	Unlimited inbound Internet faxes
•	HD Video Calling
•	Free Conference Calling
•	Auto Attendant and dial-byname directory
•	Toll-Free Minutes Included
•	Keep your existing phone numbers

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

Employees

As of January 31, 2017, we had 11 full time employees. None of our employees are represented by a labor union or collective bargaining agreement. We consider our employee relations to be good, and, to date, we have not experienced a work stoppage.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal place of business is at 5300 Melrose Avenue, Suite 42, Los Angeles, CA 90038. Our company pays $100 per month in rent on a month to month basis for this location.

Item 3. Legal Proceedings

Other than as set out below, we know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

On May 26, 2016, Tarpon Bay Partners, LLC (“Tarpon Bay”) initiated action against the Company in New York State Supreme Court, case #652178/2016. The company and Tarpon Bay Partners, LLC reached a settlement on December 29, 2016 and the Company paid $50,000 in accordance with the settlement agreement.

On or about November 11, 2016 a verified complaint was filed in the Circuit Court for Howard County, Maryland being case number C-16-107586-DT against the Company by an investor known as John Boritz. The Company intends to fervently defend the foregoing action.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at OTCmarkets.com under the symbol “GAWK.”

The following table sets forth for the periods indicated the high and low bid quotations for Gawk’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

OTC Markets
Quarter Ended	High	Low
January 31, 2017	$0.0007	$0.0001
October 31, 2016	$0.0035	$0.0003
July 31, 2016	$0.007	$0.0023
April 30, 2016	$0.009	$0.0029
January 31, 2016	$0.0152	$0.0071
October 31, 2015	$0.02	$0.0037
July 31, 2015	$0.0389	$0.015
April 30, 2015	$0.0385	$0.004
January 31, 2015	$0.145	$0.0052

Our shares are issued in registered form. V Stock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 (Telephone: (646) 536-3179; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On October 19, 2017, the shareholders’ list showed 50 registered shareholders with 6,342,546,507 shares of common stock outstanding.

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended January 31, 2017. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended January 31, 2017, which are included herein.

Our operating results for the twelve months ended January 31, 2017, for the twelve months ended January 31, 2016 and the changes between those periods for the respective items are summarized as follows:

Overview

For the year ended January 31, 2017 we have generated losses from operations. As of January 31, 2017, our accumulated deficit was $26,361,315. Our net loss for year ended January 31, 2017 and 2016 was $12,303,664 and $6,743,113, respectively. Our cash used in operations was $635,292 and $472,072 for the year ended January 31, 2017 and 2016, respectively. Our Stockholders’ Equity (deficit) was $(22,951,460) and $(13,074,825) as of January 31, 2017 and 2016, respectively.

	January 31,	January 31,
	2017	2016	Change	%
Cash	$133,249	$64,944	$68,305	105%
Total Assets	$3,088,564	$7,249,750	$(4,161,186)	(57)%
Total Liabilities	$7,940,024	$6,324,575	$1,615,449	26%
Stockholders’ Equity (Deficit)	$(22,951,460)	$(13,074,825)	$(9,876,635)	(76)%

Revenue

	For the Year Ended, January 31
	2017	2016	Change	%
Revenue	$5,637,900	$1,333,672	$4,304,228	323%
Cost of revenue	4,391,933	1,145,278	3,246,655	283%
Gross profit	$1,245,967	$188,394	$1,057,573	561%
Gross profit percentage	22%	14%

Revenue increased to $5,637,900 from $1,333,672 for the years ended January 31, 2017 and 2016, respectively.

Cost of revenue increased to $4,391,933 from $1,145,278 for the years ended January 31, 2017 and 2016, respectively. We purchased one business during 2017 and two businesses during 2016 and expanded the focus to include the business of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium and large businesses.

Operating Expenses

	For the Year Ended, January 31
	2017	2016	Change	%
General and administration	$3,180,510	$1,805,223	$1,375,287	76%
Research and development	-	2,500	(2,500)	(100)%
Legal settlement	525,000	54,000	471,000	872%
Impairment loss	4,369,707	562,500	3,807,207	677%
Depreciation and amortization	746,487	155,736	590,751	379%
Total operating expenses	$8,821,704	$2,579,959	$6,241,745	242%

Operating expenses were $8,821,704 for the year ended January 31 2017, compared to $2,579,959 for the year ended January 31, 2016, an increase of $6,241,745, or 242%. The significant increase in operating expenses was largely due to an increase in general and administrative expense of $1,375,287, legal settlement of $471,000, impairment loss of $3,807,207 and depreciation and amortization expense of $590,751.

Impairment loss increased to $4,369,707 from $562,500 for the years ended January 31, 2017 and 2016, respectively. We recognized $3,729,321 impairment loss of Goodwill and intangible assets of Net D and $77,886 of impairment loss of Goodwill of XTELUS because we determined the implied fair value of goodwill was substantially below the carrying value of the reporting unit's goodwill and intangible assets and $562,500 impairment loss of Deposit – CipherLoc (CLOK) - because the software has not been delivered to us.

Legal settlement expense increased to $525,000 from $54,000 for the years ended January 31, 2017 and 2016, respectively. Our legal settlement increased from the cost of legal expenses related to the settlement with Stoneridge Capital.

Depreciation and amortization expense increased to $746,487 from $155,736 for the years ended January 31, 2017 and 2016, respectively. Our depreciation and amortization expenses increase due to the business combination of Net D and Connexum whereas the assets were placed in service and depreciate over a three (3) year period starting May 1, 2015 and January 18, 2016, respectively.

General and administrative expenses

	For the Year Ended
	January 31,
	2017	2016	Change	%
Professional fees	$832,347	$507,956	$324,391	64%
Marketing / Advertising expense	74,458	51,635	22,823	44%
Salaries and wages	1,590,731	888,559	702,172	79%
Other general and administrative expense	682,974	357,073	325,901	91%
	$3,180,510	$1,805,223	$1,375,287	76%

General and administrative expenses increased to $3,180,510 from $1,805,233 for the years ended January 31, 2017 and 2016, respectively. The increase in general and administrative expenses during 2017, are primarily related to a increase in professional fees of $324,391, salaries and wages of $702,172 and other expenses of $325,901. The increase in general and administrative expenses is primarily related to the business combination of Net D and Connexum during the past year and XTELUS during current year.

Other income (expense)

	For the Year Ended, January 31
	2017	2016	Change	%
Other income	$22,275	$13,200	$9,075	69%
Interest expense	(1,808,729)	(544,616)	(1,264,113)	232%
Unrealized gain (loss) on marketable securities	24,000	49,350	(25,350)	51%
Change in fair value of derivative liabilities	(1,351,818)	326,899	(1,678,717)	(514)%
Loss on settlement of debt	(1,629,773)	(2,956,954)	1,327,181	(45)%
	$(4,744,045)	$(3,112,121)	$(1,631,924)	52%

Other income increased to $22,275 from $13,200 for the years ended January 31, 2017 and 2016, respectively. Other income increased due to the customers abandoned calling card.

Interest expense increased to $1,808,729 from $544,616 for the years ended January 31, 2017 and 2016, respectively. Our interest expenses increase mainly due to an increase in the amortization of debt discount.

Unrealized gain decreased to $24,000 from $49,350 for the years ended January 31, 2017 and 2016, respectively. Our unrealized gain decreased due to a decrease in price of our marketable securities as of January 31, 2017 of which the Company still holds those securities and the current market value as of October 18, 2017 is $51,000 versus the booked value of $102,300 at January 31, 2017.

Loss on change in fair value of derivative liabilities increased to $1,351,818 from gain on change in fair value of derivative liabilities of $326,899 for the years ended January 31, 2017 and 2016, respectively. Loss on change in fair value of derivative liabilities increased due to the issuance of convertible notes payable.

Loss on settlement of debt decreased to $1,629,773 from $2,956,954 for the years ended January 31, 2017 and 2016, respectively. Loss on settlement of debt increased mainly due to a decrease in loss on issuance of stock from the conversion of all deferred compensation to the CEO and CFO to preferred shares.

Discontinued Operations

	For the Year Ended
	January 31,
	2017	2016	Change	%
Gain on sale of assets	$111,467	$-	$111,467	-
Loss from discontinued operations	(95,349)	(1,239,427)	1,144,078	(92)%
Total gain (loss) from discontinued operations	$16,118	$(1,239,427)	$1,255,545	(101)%

On October 31, 2016, the Company entered into the asset purchase and sale agreement (the “Agreement”) with Giggle Fiber, LLC. Pursuant to the terms of the Agreement, the Company recorded all revenues and expenses related to the Webrunner as discontinued expenses. Gain (Loss) from discontinued operations for the years ended January 31, 2017 and 2016 was $16,118 and $(1,239,427), respectively. As a result of this agreement, the Company recognized the gain on sale of asset of $111,467 during the year ended January 31, 2017.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the years ended January 31, 2017 and 2016.

	January 31,	January 31,
	2017	2016	Change	%
Current Assets	$521,882	$783,665	$(261,783)	(33)%
Current Liabilities	7,780,510	5,925,379	1,855,131	31%
Working Deficiency	$7,258,628	$5,141,714	$2,116,914	41%

	For the Year Ended, January 31
	2017	2016	Change
Cash Flows used in Operating Activities	$635,292	$472,072	$163,220
Cash Flows provided by (used in) Investing Activities	401,449	(134,531)	535,980
Cash Flows from Financing Activities	302,148	415,650	(113,502)
Foreign currency translation adjustment	-	442	(442)
Net Increase (Decrease) in Cash During the Period	$68,305	$(190,511)	$258,816

As of January 31, 2017 and 2016 our cash was $133,249 and $64,944, respectively. Our company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of January 31, 2017, we experienced an increase in working capital deficiency of $2,116,914 or 41%, as compared to January 31, 2016. The change in working capital deficiency during 2016 was primarily from a reduction in current assets by $261,783 or 33% as compared to January 31, 2016, due to a reduction of deposit of $562,500 offset by an increase in accounts receivable of $186,584 and an increase in current liabilities by $1,855,131 as compared to January 31, 2016, due to an increase in accounts payable and accrued liabilities of $1,235,932, increase in derivative liabilities of $1,468,447, offset by a decrease in contingent consideration of $1,000,000.

Cash flows from operations.

Our cash used in operating activities were $635,292 and $472,072 for the years ended January 31, 2017 and 2016, respectively. During the year ended January 31, 2017, cash used in operating activities of $635,292 was a result of $12,303,664 of net loss, non-cash adjustments to net loss of $9,952,160 and a decrease in the net change in operating assets and liabilities of $1,716,212. During the year ended January 31, 2016, cash used in operating activities of $472,072 was a result of $6,743,113 of net loss, non-cash adjustments to net loss of $5,742,680 and a decrease in the net change in operating assets and liabilities of $528,361.

Cash flows from investing activities. Cash provided by investing activities were $401,449 and $(134,531) for the years ended January 31, 2017 and 2016, respectively. This generation of cash is majorly due to the sale of asset (Discontinued Operations) for $401,052 during the year ended January 31, 2017. Net cash paid for acquisition of Connexum and Net D’s assets was $134,531 during the year ended January 31, 2016.

Cash flows from financing activities. Cash provided by financing activities were $302,148 and $415,650 for the years ended January 31, 2017 and 2016, respectively. We received cash from notes payable of $147,050,, note payable – related party of $25,000 convertible note of $785,858, issuance of Series B Preferred stock of $20,000 and paid notes payable – related party of $582,903, convertible notes of $33,333 and note payable of $59,524 for the year ended January 31, 2017. We received cash from notes payable of $75,000, convertible note of $380,900, issuance of Series B Preferred stock of $47,500 and contributions of $5,000 and paid notes payable of $92,750 for the year ended January 31, 2016.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

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

The material estimates for our company are that of the valuation of intangibles, goodwill impairment, derivatives, stock-based compensation recorded for options and warrants issued, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 and 2016 was estimated using the average historical volatility of Gawk’s historical common stock prices. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $26 million through January 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Revenue Recognition

Our company pursues opportunities to realize revenues from consulting services. It is our company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Share-Based Compensation

Our company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Employee awards are accounted for under ASC 718 - where the awards are valued at grant date. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services. Compensation cost for employee awards is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to our company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that our company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Our company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Recent accounting pronouncements

During the fourth quarter of January 31, 2016, our company adopted Accounting Standards Update (“ASU”) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This standard requires retrospective application. There were no debt issuance costs in the prior year that required reclassification.

For discussion of other recently issued and adopted accounting pronouncements, please see Note 3 to the consolidated financial statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

GAWK INCORPORATED

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$133,249	$64,944
Accounts receivable, net	232,305	45,721
Marketable securities - available for sale	102,300	78,300
Deposit - CipherLoc	-	562,500
Prepaid and other current assets	54,028	32,200
Total Current Assets	521,882	783,665

Equipment, net of accumulated depreciation of $0 and $73,740	-	103,235
Intangible assets and proprietary technology, net of accumulated amortization of $656,244 and $312,173	1,149,831	2,286,345
Goodwill	1,416,851	4,076,505
TOTAL ASSETS	$3,088,564	$7,249,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,953,401	$717,469
Note payable, net of unamortized discounts of $1,546 and $0	98,930	85,000
Current portion of notes payable -related party	614,085	868,361
Current portion of convertible notes payable, net of unamortized discounts of $598,790 and $148,069	2,061,952	1,934,932
Investor payable - common shares	658,000	658,000
Preferred shares payable	-	13,438
Contingent consideration	-	1,000,000
Due to related parties	305,458	27,942
Derivative liabilities	2,088,684	620,237
Total Current Liabilities	7,780,510	5,925,379
Long-Term Liabilities
Convertible notes payable, net of unamortized discounts of $0 and $56,358	-	10,307
Notes payables -related party, less current portion	159,514	388,889
TOTAL LIABILITIES	7,940,024	6,324,575

Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 16 and 14 shares issued and outstanding, respectively	16,000,000	14,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 21 and 0 shares issued and outstanding, respectively	2,100,000	-
	18,100,000	14,000,000

Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 and 50,000,000 shares issued and outstanding, respectively	68,188	50,000
Common stock, $0.001 par value, 14,900,000,000 shares authorized; 2,357,089,633 and 261,863,258 shares issued and outstanding, respectively	2,357,089	261,863
Additional paid-in capital	984,577	670,962
Accumulated deficit	(26,361,315)	(14,057,651)
Total Stockholders' Deficit	(22,951,460)	(13,074,825)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,088,564	$7,249,750

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	January 31,
	2017	2016

Revenue	$5,637,900	$1,333,672
Cost of revenue	4,391,933	1,145,278
Gross profit	1,245,967	188,394

Operating expenses
General and administration	3,180,510	1,805,223
Research and development	-	2,500
Legal settlement	525,000	54,000
Impairment loss	4,369,707	562,500
Depreciation and amortization	746,487	155,736
Total operating expenses	8,821,704	2,579,959

Net loss from operations	(7,575,737)	(2,391,565)

Other income (expense)
Other income	22,275	13,200
Interest expense, net	(1,808,729)	(544,616)
Unrealized gain on marketable securities	24,000	49,350
Change in fair value of derivative liabilities	(1,351,818)	326,899
Loss on settlement of debt	(1,629,773)	(2,956,954)
Total other expense	(4,744,045)	(3,112,121)

Loss from continuing operations	(12,319,782)	(5,503,686)

Gain (loss) from discontinued operations, net of tax benefits
Gain on sale of assets	111,467	-
Loss from discontinued operations	(95,349)	(1,239,427)
Total gain (loss) from discontinued operations	16,118	(1,239,427)

Net loss	$(12,303,664)	$(6,743,113)

Dividend on Series B Preferred Stock	(23,344)	-
Net loss attributable to common stockholders	$(12,327,008)	$(6,743,113)

Other comprehensive income	-	442

Comprehensive Loss	$(12,327,008)	$(6,742,671)

Basic and diluted loss per common share from continued operation	$(0.02)	$(0.03)
Basic and diluted loss per common share from discontinued operation	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	724,811,630	194,920,175

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Capital (Deficiency)	Income (Loss)	Accumulated Deficit	Total

Balance, January 31, 2015	1,000	$1	-	$-	161,732,000	$161,732	$(823,401)	$(442)	$(7,314,538)	$(7,976,648)

Common stock issued to directors	-	-	-	-	21,000,000	21,000	140,100	-	-	161,100
Common stock issued for services, financing fees and to settle accounts payable	-	-	-	-	22,282,156	22,282	145,903	-	-	168,185
Common stock issued for legal settlement	-	-	-	-	2,700,000	2,700	51,300	-	-	54,000
Common stock issued in exchange for warrants	-	-	-	-	4,960,000	4,960	491,040	-	-	496,000
Series A Preferred Shares returned and cancelled	(500)	-	-	-	-	-	-	-	-	-
Series A and B Preferred shares issued for acquisition - Net D’s assets	500	-	11,562,500	11,562	5,000,000	5,000	452,125	-	-	468,687
Series B Preferred shares issued for cash	-	-	8,437,500	8,438	-	-	39,062	-	-	47,500
Series B Preferred shares issued for acquisition - Connexum	-	-	5,000,000	5,000	-	-	49,375	-	-	54,375
Series B Preferred shares issued for due to related parties	-	-	25,000,000	25,000	-	-	390,625	-	-	415,625
Contribution	-	-	-	-	-	-	5,000	-	-	5,000
Common stock issued from conversion of debt	-	-	-	-	44,189,102	44,189	77,769	-	-	121,958
Foreign currency translation	-	-	-	-	-	-	-	442	-	442
Reclassification of derivative liability from additional paid in capital	-	-	-	-	-	-	(586,250)	-	-	(586,250)
Derivative Resolution	-	-	-	-	-	-	238,314	-	-	238,314
Net loss	-	-	-	-	-	-	-	-	(6,743,113)	(6,743,113)

Balance, January 31, 2016	1,000	$1	50,000,000	$50,000	261,863,258	$261,863	$670,962	$-	$(14,057,651)	$(13,074,825)

Stock-based compensation	-	-	-	-	-	-	361,000	-	-	361,000
Common stock issued for exercise of stock options	-	-	-	-	41,000,000	41,000	(41,000)	-	-	-
Series B Preferred shares issued for –preferred stock payable	-	-	13,437,500	13,438	-	-	-	-	-	13,438
Series B Preferred shares issued for cash	-	-	4,750,000	4,750	-	-	15,250	-	-	20,000
Beneficial conversion feature on Series B Preferred share	-	-	-	-	-	-	23,344	-	-	23,344
Deemed dividend on amortization of beneficial conversion feature on Series B Preferred shares	-	-	-	-	-	-	(23,344)	-	-	(23,344)
Common stock issued for conversion of debt	-	-	-	-	2,054,226,375	2,054,226	(1,438,698)	-	-	615,528
Derivative resolution	-	-	-	-	-	-	1,417,063	-	-	1,417,063
Net loss	-	-	-	-	-	-	-	-	(12,303,664)	(12,303,664)

Balance, January 31, 2017	1,000	$1	68,187,500	$68,188	2,357,089,633	$2,357,089	$984,577	$-	$(26,361,315)	$(22,951,460)

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,303,664)	$(6,743,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, options, and warrants issued for services	177,000	656,443
Common stock issued for legal settlement	-	54,000
Stock-based compensation	361,000	-
Amortization of debt discount and deferred financing fees	1,110,707	342,831
Unrealized gain on marketable securities	(24,000)	(49,350)
Amortization expense of intangible assets	746,487	155,736
Depreciation expense from discontinued operations	44,244	58,992
Amortization expense from discontinued operations	89,766	119,688
Bad debt expense	18,876	11,782
Loss on impairment of goodwill	3,626,635	1,200,003
Loss on impairment of intangible assets	180,572	-
Write off of Deposit	562,500	562,500
Loss on stock for liabilities	1,564,800	2,956,954
Loss on settlement of liabilities	64,973	-
Prepayment penalty	188,249	-
Change in fair value of derivative liabilities	1,351,818	(326,899)
Gain on sale of asset	(111,467)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(175,232)	41,212
Prepaid expenses and other assets	(1,079)	(32,200)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	910,520	241,407
Due to related parties	712,716	277,942
Accrued expenses	269,287	-
Net Cash Used In Operating Activities	(635,292)	(472,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of XTELUS, net of cash acquired	397	-
Proceeds from sale of asset	401,052	-
Net cash paid for acquisition of Net D’s assets	-	(134,531)
Net Cash Provided by (Used in) Investing Activities	401,449	(134,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	147,050	75,000
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	785,858	380,900
Proceeds from notes payable - related party	25,000	-
Payment of notes payable - related party	(582,903)	-
Payment of convertible notes payable	(33,333)	-
Payment of notes payable	(59,524)	(92,750)
Proceeds from issuance of Series B Preferred stock	20,000	47,500
Proceeds from issuance of common stock	-	5,000
Net Cash Provided By Financing Activities	302,148	415,650

Effect of exchange rate changes	-	442

Net increase (decrease) in cash and cash equivalents	68,305	(190,511)
Cash and cash equivalents, beginning of period	64,944	255,455
Cash and cash equivalents, end of period	$133,249	$64,944

Supplemental cash flow information
Cash paid for interest	$242,902	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Series B and Series C Preferred shares issued for due to related parties	$-	$438,854
Acquisition of Net D’s assets through issuance of preferred shares, common shares and note payable	$-	$3,843,875
Acquisition of XTELUS through issuance of Series D Preferred shares	$100,000	$-
Series B Preferred shares issued to settle preferred share payable	$13,438	$-
Acquisition of Connexum/Webrunner through issuance of preferred shares and note payable	$-	$1,054,375
Contingent consideration related to acquisition of Connexum	$-	$1,000,000
Issuance of investor payable for acquisition	$-	$1,556,000
Issuance of common stock for conversion of debt and accrued interest	$615,528	$121,958
Common shares issued for deferred financing fees	$-	$13,042
Common stock issued for exercise of options and warrants	$41,000	$496,000
Debt discount from derivative liability	$1,356,692	$259,000
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$-	$586,250
Derivative resolution	$1,417,063	$238,314
Accrued interest added to principal	$5,517	$-
Replacement of note payable to Convertible note	$75,000	$-
Acquisition of Connexum through contingent issuance of Series D Preferred shares	$2,000,000	$-
Series C Preferred shares issued to settle preferred share payable	$-	$1,000,000
Beneficial conversion feature on Series B Preferred shares	$23,344	$-

The accompanying notes are an integral part of these consolidated financial statements.

GAWK INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at January 31, 2017 of $26,361,315, a net loss for the year ended January 31, 2017 of $12,303,664, cash flows used in operating activities of $635,292 and needs additional cash to maintain its operations.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At January 31, 2017 and 2016, cash and cash equivalents include cash on hand and cash in the bank.

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

We completed an evaluation of intangible assets and goodwill at January 31, 2017 and 2016, and recognized an impairment loss of $3,807,207 and $1,200,003 during the year ended January 31, 2017 and 2016.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of January 31, 2017 and 2016, the Company had a valuation allowance for doubtful accounts of $18,876 and $0, respectively, for the Company’s accounts receivable. During the years ended January 31, 2017 and 2016, the Company recorded bad debt expense for uncollectible amounts of $18,876 and $11,782, respectively.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2017 and 2016, the Company did not record any liabilities for uncertain tax positions.

Research and Development and Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility. Based on our product development process, technological feasibility is determined upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred. Our research and development costs for the years ended January 31, 2017 and 2016 were $0 and $2,500, respectively.

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

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 16.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. For the year ended January 31, 2017 and 2016, respectively, the following options, warrants, convertible notes and Series A convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

The following table summarizes fair value measurements by level at January 31, 2017 and January 31, 2016 for assets measured at fair value on a recurring basis:

Carrying Value at January 31, 2017

January 31, 2017	Level 1	Level 2	Level 3	Total

Marketable securities- available for sale	$102,300	$-	$-	$102,300
Total assets	102,300	-	-	102,300

Derivative liabilities	-	-	2,088,684	2,088,684
Total liabilities	$-	$-	$2,088,684	$2,088,684

Carrying Value at January 31, 2016

January 31, 2016	Level 1	Level 2	Level 3	Total

Marketable securities- available for sale	$78,300	$-	$-	$78,300
Total assets	78,300	-	-	78,300

Derivative liabilities	-	-	620,237	620,237
Total liabilities	$-	$-	$620,237	$620,237

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – MARKETABLE SECURITIES

On September 4, 2014 Cloud issued 30,000 post-split common shares through a consulting agreement with Gawk Incorporated valued at $105,000. The common stock issued to Gawk, for consulting services, has been accounted for as a marketable security valued at $105,000. The services have been earned and completed in accordance with the agreement.

The Company fair valued the marketable security available for sale at January 31, 2017 and 2016 and recorded an unrealized gain on change in fair value of the asset of $24,000 and $49,350, respectively. Total fair value of the available for sale security at January 31, 2017 and 2016 is $102,300 and $78,300, respectively.

NOTE 5 – ACQUISITIONS

XTELUS LLC and XETLUS S.A.

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

Fair Value of Consideration:	June 26, 2016
1 share of Series D Preferred Shares	$100,000
Total Purchase Price	$100,000

Assets and Liabilities:	June 26, 2016
Current assets	$51,374
Current liabilities	(29,260)
Goodwill	77,886
Fair value of total assets	$100,000

Revenues of $922,912 and net loss of $58,297 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2017.

Net D Consulting Inc.

On April 24, 2015, the Company entered into an asset purchase and sale agreement with Net D Consulting Inc. ("Net D") which closed on May 1, 2015. Net D is controlled by Chris Hall, who is an officer, director, and a controlling shareholder of the Company.

The fair value of the consideration and the assets acquired is based on the aggregate value of the note payable, preferred stock and common stock issued in exchange for the software as shown below:

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

The purchase price paid for the assets acquired, as amended on December 21, 2015, amounted to $3,982,125 and consisted of the following: $150,000 in cash, a $350,000 note payable to a related party with 0% annual interest, 5,000,000 common shares valued at $66,500, 500 Series A Preferred shares valued at $0, 25,000,000 Series B Preferred shares valued at $415,625, and 3 Series C Preferred shares convertible into $3,000,000 common shares. The Company paid net cash of $134,531 for acquisition of Net D’s asset. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Fair Value of Consideration:
Cash	$150,000
Note payable to related party	350,000
5,000,000 common shares	66,500
500 Series A Preferred shares	-
25,000,000 Series B Preferred shares convertible into common shares	415,625
3 Series C Preferred shares convertible into common shares	3,000,000
Total Purchase Price	$3,982,125

Recognized amounts of identifiable assets acquired:
Assets:
Customer list	$433,376
Goodwill	3,548,749
Fair value of total assets	$3,982,125

Connexum, LLC.

On January 18, 2016, the Company entered into an acquisition agreement with Net D, whereby the Company acquired 100% of the membership interest of Connexum, LLC (“Connexum”) from Net D, a related party. The acquisition of Connexum met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations". As such, the Company accounted for the acquisition as a business combination. Net D and Connexum are controlled by Chris Hall, who is an officer, director, and a controlling shareholder of the Company.

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

On January 18, 2016, the purchase price paid for the acquisition of Connexum amounted to $2,054,375 and consisted of the following:   a $1,000,000 note with annual interest of 18% which matures on August 1, 2017 and 5,000,000 Series B Preferred shares valued at $54,375.  The note provides for monthly principal and interest payments of $63,806.  The agreement also provides for contingent consideration of 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 80% of anticipated revenue and another 1 Series C Preferred share convertible into $1,000,000 common shares if Connexum achieves 100% of anticipated revenue within one year from the date of acquisition.

On January 16, 2017, the Company entered into amendment to acquisition agreement, to amend for issuing Series D Preferred Shares instead of issuing Series C Preferred shares, as follows;

10 Series D Preferred Shares of Gawk Incorporated, if Connexum achieves 80% of anticipated revenue and another 10 Series D Preferred Shares of Gawk Incorporated, if Connexum achieves 100% of anticipated revenue, for a total of 20 shares of Series D Preferred Shares of Gawk Incorporated. The Series D Preferred Shares will convert at the rate of $100,000 for each Series D Preferred Shares held.

On January 18, 2017, Connexum achieved 100% of anticipated revenue within one year from the date of acquisition. As a result, Gawk issued 20 Series D Preferred Shares and recognized additional goodwill of $1,000,000. Total goodwill generated from acquisition of Connexum was $1,416,851 as of January 31, 2017

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

Fair Value of Consideration:	January 18, 2016
Note payable to related party	$1,000,000
5,000,000 Series B Preferred shares	54,375
Contingent consideration – 20 Series D Preferred shares	2,000,000
Total Purchase Price	$3,054,375

Fair Value of Consideration:	January 18, 2016
Current assets	$86,132
Current liabilities assumed	(172,763)
Customer list	1,724,155
Goodwill	1,416,851
Fair value of total assets	$3,054,375

Unaudited combined proforma results of operations for the year ended January 31, 2017 and 2016 as though the Company acquired Connexum, Net D, and XTELUS on February 1, 2015, are set forth below:

	January 31,
	2017	2016
Revenues	$6,054,109	$5,688,741
Cost of revenues	4,711,771	4,085,383
Gross profit	1,342,338	1,603,358

Operating expenses	8,992,236	4,082,657
Operating loss	(7,649,898)	(2,479,299)

Other expense	(4,744,045)	(3,143,033)

Gain (loss) from discontinued operations	16,118	(1,239,427)
Net Loss	$(12,377,825)	$(6,861,759)

WebRunner, LLC

On October 30, 2014, the Company, through a comprehensive agreement with Webrunner, LLC (“Webrunner”), has purchased a complete data center. The Company sold WebRunner on October 31, 2016 (see Note 6).

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

NOTE 6 – DISCONTINUED OPERATIONS

On October 31, 2016, the Company entered into the asset purchase and sale agreement (the “Agreement”) with Giggle Fiber, LLC. Pursuant to the terms of the Agreement, the Company sold the equipment, customer list of Webrunner and bank accounts related to Webrunner for $413,861, payable in installments. The Company recorded gain on sales of assets of $111,467 as discontinued operations during the year ended January 31, 2017. The total consideration received was $401,052.

The following table shows the results of operations of Webrunner for fiscal years 2017 and 2016 which are included in the gain (loss) from discontinued operations:

	Years Ended
	July 31,
	2017	2016
Revenue	$225,575	$318,484

Operating expenses
General and administration	(186,913)	(179,228)
Impairment loss	-	(1,200,003)
Depreciation and amortization	(134,011)	(178,680)
Loss from discontinued operations	$(95,349)	$(1,239,427)

NOTE 7 – EQUIPMENT

Equipment at January 31, 2017 and 2016 consist of the following:

	January 31, 2017	January 31, 2016
Acquisition of Webrunner - Equipment	-	176,975
Total tangible assets	-	176,975
Accumulated depreciation of tangible assets	-	(73,740)
Total tangible assets	$-	$103,235

Depreciation expense for the years ended January 31, 2017 and 2016 amounted to $44,244 and $58,992, respectively. All depreciation expenses are included in loss from discontinued operations.

On October 31, 2016, the Company entered into the asset purchase and sale agreement (the “Agreement”) with Giggle Fiber, LLC. Pursuant to the terms of the Agreement, the Company sold the equipment, customer list of Webrunner and bank accounts related to the Webrunner for $413,861, payable in instalments. The total consideration received was $401,052. The Company recorded gain on sales of asset of $111,467 as discontinued operations during the year ended January 31, 2017 (See Note 16).

The following table summarizes the carrying amounts of the sold assets;

October 31,
Assets	2016
Bank accounts related to Webrunner	$12,809
Equipment, net of depreciation of $117,984	58,991
Intangible assets, net of amortization $239,378	119,689
Goodwill	110,905
Total assets	$302,394

NOTE 8 – INTANGIBLES AND GOODWILL

Intangible assets at January 31, 2017 and 2016 consist of the following:

	January 31, 2017	January 31, 2016
Customer list - Webrunner	$-	$359,067
IP Address - Webrunner	81,920	81,920
Customer list - Net D	-	433,376
Customer list - Connexum	1,724,155	1,724,155
Total intangible assets	1,806,075	2,598,518
Accumulated amortization of intangible assets	(656,244)	(312,173)
Total intangible assets	$1,149,831	$2,286,345

The intangible assets are amortized over an estimated useful life of 3 years. Amortization expense from continuing operations amounted to $746,487 and $155,736 for the years ended January 31, 2017 and 2016, respectively. Amortization expense from discontinued operations amounted to $89,766 and $119,688 for the years ended January 31, 2017 and 2016, respectively.

Goodwill at January 31, 2017 and 2016 consist of the following:

	January 31, 2017	January 31, 2016
Goodwill of Webrunner	$-	$110,905
Goodwill of Net D	-	3,548,749
Goodwill of Connexum	1,416,851	416,851
	$1,416,851	$4,076,505

During the year ended January 31, 2017, we determined that the carrying value of Net D and XTELUS, which are separate reporting units, exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the Net D and XTELUS reporting unit were determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of intangible asset and goodwill were substantially below the carrying value of the reporting unit. Accordingly, we recognized impairment loss of $180,572 in intangible asset and $3,548,749 in goodwill for Net D and $77,886 in goodwill for XTELUS, which resulted in no intangible asset and goodwill remaining for Net D and XTELUS as of January 31, 2017.

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

NOTE 9 – NOTES PAYABLE

The Company had the following notes payable and notes payable - related party outstanding as of January 31, 2017 and 2016:

Notes Payable

	January 31, 2017	January 31, 2016
Dated – October 30, 2014	$10,000	$10,000
Dated – June 3, 2015	-	25,000
Dated – December 11, 2015	-	50,000
Dated – August 4, 2016	25,000	-
Dated – September 30, 2016	65,476	-
Total notes payable	100,476	85,000
Less: debt discount and deferred financing fees	(1,546)	-
	98,930	85,000
Less: current portion of notes payable	98,930	85,000
Long-term notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $1,404 and $0 for the year ended January 31, 2017 and 2016, respectively. The total borrowings and principal repayment on note payable during the year ended January 31, 2017 was $147,050 and $59,524, respectively.

Dated - October 30, 2014

On October 30, 2014, the Company exercised the comprehensive acquisition agreement of Webrunner, LLC (“Webrunner”) and in the acquisition the Company assumed the debt of RNC Media in the amount of $10,000. The Note does not have any interest payable and is due upon demand.

Dated - June 3, 2015 and December 11, 2015

The two notes were issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are convertible into a total of 863,000 common shares. The note issued on June 3, 2015 matured in December 2015. On August 4, 2016, the Company entered into the new agreement with Crossover Capital Fund I, LLC, which the Company issued a new convertible note of $75,000 for the payment of the two notes totaling $75,000. As a result of this agreement, the Company recognized gain on debt settlement of $9,279 for the year ended January 31, 2017.

Dated – August 4, 2016

The note was issued to Mr. Doyle Knudson, are subject to annual interest of 15% and are secured by 250,000 shares of common stock. The note matured in February 2017.  The total cash proceeds received from the note was $25,000

Dated – September 30, 2016

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. and received cash of $125,000. The note includes an original issue discount and financing fee of $2,950 and the Company received cash of $122,050. The Company is required to make weekly principal and interest payments of $4,560 for a period of 34 weeks through May 30, 2017.

Notes Payable - related party

	January 31, 2017	January 31, 2016
Dated – April 23, 2015	$231,250	$282,250
Dated - January 18, 2016	-	975,000
Dated - December 21, 2016	542,349	-
Total notes payable	773,599	1,257,250
Less: current portion of notes payable	614,085	868,361
Long-term notes payable	$159,514	$388,889

The total borrowings and principal repayment on related party note payable during the year ended January 31, 2017 was $25,000 and $582,903, respectively

Dated - April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $51,000 during the year ended January 31, 2017.

Dated - January 18, 2016

On January 18, 2016, in connection with the acquisition of Connexum, the Company issued a $1,000,000 note to Net D which bears annual interest of 18%. The Company is required to make monthly principal and interest payments of $63,806 for a period of 18 months through August 1, 2017. The company incurred additional $25,000 borrowing from Net D during the year ended January 31, 2017. The Company paid principal and interest payments of $574,252 for the year ended January 31, 2017. On December 21, 2016, the Company entered into the new agreement which the company issued a note payable of $574,252 for payment of the old Note of $500,000. As a result, the Company recorded loss on debt extinguishment of $74,252 for the year ended January 31, 2017.

Dated – December 21, 2016

On December 21, 2016, the Company entered into the new agreement which the company issued a note payable of $574,252 for payment of the Note dated January 18, 2016. The Note bears interest rate of $7.29% for 1st 12 months and then 3.25% for 13 through 18 months. The Company is required to make monthly principal and interest payments of $226,985 for a period of 18 months through June 20, 2018. The Company paid principal and interest payments of $48,956 for the year ended January 31, 2017.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
Promissory Note - Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes – Issued in fiscal year 2016, with variable conversion features.	83,951	449,666
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	876,791	-
Total convertible notes payable	2,660,742	2,149,666
Less: debt discount and deferred financing fees	(598,790)	(204,427)
	2,061,952	1,945,239
Less: current portion of convertible notes payable	2,061,952	1,934,932
Long-term convertible notes payable	$-	$10,307

The Company recognized amortization expense related to the debt discount and deferred financing fees of $1,109,303 and $342,831 for the year ended January 31, 2017 and 2016, respectively.

Promissory Note - August 22, 2014

In connection with the settlement agreement entered into with Doyle Knudson, an investor, in 2014, the Company issued a $1.8 million convertible promissory note with a fixed conversion price of $0.10 per share or 18,000,000 shares of common stock. The note is subject to annual interest of 10%, matured in August 2015 and is currently past due. In May and December 2015, a total of $100,000 note principal was transferred to another lender.

The Company initially recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and amortized $208,950 for the year ended January 31, 2016. Due to the variable conversion rates in the other convertible notes (see below), the $1,700,000 balance of the note became tainted and the embedded fixed conversion option was bifurcated and accounted for as a derivative liability.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the year amounted to $459,733. $209,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $250,733 was recognized as a day 1 derivative loss.

Promissory Notes - Issued in fiscal year 2017

During the year ended January 31, 2017, the Company issued a total of $1,266,417 notes with the following terms:

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

Certain notes allow the Company to redeem the notes at rates ranging from 118% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts and deferred financing cost totaling to $146,976. The Company received cash of $785,858. During the year ended January 31, 2017, the Company repaid notes with principal amounts totaling to $33,333 and a total of $5,517 accrued interest was also added to principal.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended January 31, 2017 amounted to $3,245,991. $1,356,692 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,889,299 was recognized as a “day 1” derivative loss.

During the year ended January 31, 2017, the Company converted notes with principal amounts of $579,784 and accrued interest of $35,744 into 2,054,226,375 shares of common stock. The corresponding derivative liability at the date of conversion of $1,258,063 was credited to additional paid in capital.

Replacement of Notes

During the year ended January 31, 2017, the Company assigned 16 notes with outstanding principal amounts totaling to $424,178 to two lenders which resulted to the payment of prepayment penalties amounting to $156,809 and recognized loss on debt settlement of $267,646 due to the modification of the replacement note conversion feature, and the difference between the fair value of derivative of the conversion feature.

The following table summarizes the detail of assigned 16 notes;

	Assigned Notes	Principal amount	Accrued interest	Prepayment penalties
Tranches in effect as of January 31, 2017	5	$147,741	$12,992	$66,412

Tranches in not effect as of January 31, 2017
Tranches in effect as of February 12, 2017	5	69,549	5,472	22,507
Tranches in effect as of March 12, 2017	2	60,000	6,401	19,920
Tranches in effect as of April 12, 2017	2	71,131	5,188	22,895
Tranches in effect as of May 12, 2017	2	75,757	7,827	25,075
Total	16	$424,178	$37,880	$156,809

During the year ended January 31, 2017, the Company assigned an additional 10 notes with principal amounts totaling to $375,750 to two lenders. Prepayment of $142,670 was paid by cash and recognized in interest expense, and $31,440 was non-cash and recognized as prepayment penalties.

NOTE 11 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of January 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the January 31, 2017 and 2016:

	Year Ended	Year Ended
	January 31, 2017	January 31, 2016
Expected term	0 - 1.50 years	0.4 - 2 years
Expected average volatility	120% - 716%	249% - 328%
Expected dividend yield	-	0
Risk-free interest rate	0.18% - 0.84%	0.05% - 0.83%

At January 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

January 31, 2017	Level 1	Level 2	Level 3	Total
Promissory Note – Issued August 22, 2014	$-	$-	$3,400	$3,400
Promissory Notes – Issued in fiscal year 2016	-	-	164,794	164,794
Promissory Notes – Issued in fiscal year 2017	-	-	1,920,490	1,920,490
Total liabilities	$-	$-	$2,088,684	$2,088,684

The following table summarizes the changes in the derivative liabilities during the year ended January 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2015	$-
Addition of new derivatives recognized as debt discounts	259,000
Addition of new derivatives recognized as options compensation	340,200
Addition of new derivatives recognized as day one loss on derivatives	469,730
Derivatives settled upon conversion of debt and exercise of warrants	(238,314)
Reclassification from APIC to derivative due to tainted instruments	586,250
Loss on change in fair value of the derivative	(796,629)
Balance - January 31, 2016	$620,237

Addition of new derivatives recognized as debt discounts	1,356,692
Addition of new derivatives recognized as options compensation	177,000
Addition of new derivatives recognized as day one loss on derivatives	1,289,210
Derivatives settled upon conversion of debt and exercise of warrants	(1,417,063)
Loss on change in fair value of the derivative	62,608
Balance - January 31, 2017	$2,088,684

The net gain on derivatives during the year ended January 31, 2017 and 2016 was $1,351,818 and $326,899, respectively.

NOTE 12 – STOCK PAYABLE

Investor payable - common shares

In December 2013 and January 2014, the Company entered into stock purchase agreements with third parties for 100,000 and 250,000 Series B Preferred shares, respectively, for a total consideration of $100,000 and $250,000, respectively. The Company was unable to issue the preferred shares and has accounted for the amounts received as investor payable.

The Company also issued 8,000,000 Preferred B Warrants with the acquisition of Poker Junkies LLC. These Preferred Series B Warrants once exercised would require the Company to issue Series B Preferred shares. From November 2013 through January 31, 2014 the Company issued 1,028,000 of Series B Preferred stock valued at $1,028,000 for the exercise of the Preferred B warrants. From February 2014 through April 2014 the Company issued 699,200 of Series B Preferred stock valued at $699,200 for the exercise of the Preferred B warrants. On June 18, 2014, the Company rescinded this transaction due to the failure of the holder to deliver the Preferred B warrants. The Company decided to issue common shares in lieu of issuing the Series B Preferred shares related to the acquisition of Poker Junkies LLC and those issued in connection with the stock purchase agreements disclosed above. The Company agreed to issue common stock at 125% of the value of the Series B Preferred shares. During the years ended January 31, 2017 and 2016, the Company issued 0 and 4,960,000 common shares, respectively, for a total consideration of $0 and $496,000, respectively.

As of January 31, 2017, and 2016, investor payable – common stock totaled $658,000, respectively.

Preferred Stock Payable

On December 21, 2015, the Company recorded preferred stock payable of $13,438 for 13,437,500 Series B Preferred shares related to the acquisition of the assets of Net D (see Note 5). During the year ended January 31, 2017, the Company issued 13,437,500 Series B Preferred shares to settle this payable.

On October 30, 2014, the Company recorded $1,000,000 as preferred share payable which shall be converted to 1 Series C Preferred share for the acquisition of Webrunner. On April 9, 2015, the Company issued 1 Series C Preferred Share to settle this payable.

As of January 31, 2017 and 2016, preferred stock payable totaled $0 and $13,438, respectively.

NOTE 13 – EQUITY

Amendment to Articles of Incorporation or Bylaws

On April 10, 2016, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 15,000,000,000 shares. With 14,900,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001.

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

As of January 31, 2017, and 2016, 1,000 shares of series A Preferred Stock were issued and outstanding, respectively.

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

During the year ended January 31, 2017, the Company issued Series B Preferred shares, as follows:

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

As of January 31, 2017, and 2016, 68,187,500 and 50,000,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

During the year ended January 31, 2017, the Company determined the Series C Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet, as of January 31, 2017 and 2016.

During the year ended January 31, 2017, the Company issued Series C Preferred shares, as follows:

•	1 share with a fair value of $1,000,000 as settlement of amounts due to the CEO totaling $271,200
•	1 share with a fair value of $1,000,000 as settlement of amounts due to the CFO totaling $164,000

As a result, the Company recorded a loss on settlement of debt of $1,564,800.

During the year ended January 31, 2016, the Company issued Series C Preferred shares, as follows:

•	1 share to settle the preferred stock payable of $1,000,000 recorded in connection with the acquisition of Webrunner
•	3 shares with a fair value of $3,000,000 in connection with the acquisition of Net D’s assets (see Note 5).
•	3 shares with a fair value of $3,000,000 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of debt of $2,976,771.

On April 11, 2014, the Company and Doyle Knudson entered into a Series C Preferred Stock Purchase Agreement dated as of April 10, 2014, pursuant to which the Company sold 7 Series C Preferred shares for an aggregate purchase price of $3,300,000.

As of January 31, 2017, and 2016, 16 and 14 shares of Series C Preferred Stock were issued and outstanding, respectively.

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

During the year ended January 31, 2017, the Company determined the Series D Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet, as of January 31, 2017 and 2016.

During year ended January 31, 2017, the Company issued Series D Preferred shares, as follows:

•	1 share with a fair value of $100,000 in connection with the acquisition of XTELUS (see Note 5).
•	20 shares with a fair value of $2,000,000 in connection with the acquisition of Connexum (See Note 5)

As of January 31, 2017 and 2016, 21 and 0 shares of Series D Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 14,900,000,000 shares of common stock at a par value of $0.001.

During the year ended January 31, 2017, the Company issued common shares, as follows:

•	2,054,226,375 common shares were issued for the conversion of debt and accrued interest of $615,528.
•	41,000,000 common shares in exchange for the exercise of options for no consideration

During the year ended January 31, 2016, the Company issued common shares, as follows:

•	2,700,000 common shares with a fair market value of $54,000 to James E McCrink Trust in accordance with a settlement agreement reached with the latter on January 19, 2015 in connection with a complaint filed on November 4, 2014.
•	21,000,000 shares with a fair value of $161,100 as compensation to board members and employees.
•	16,150,000 shares with a fair value of $134,960 as compensation to consultants.
•	4,587,156 shares with a fair value of $20,183 to settle a $40,000 payable. The Company recognized a gain on settlement of liabilities of $19,817.
•	1,545,000 shares with a fair value of $13,042 as deferred financing fees
•	4,960,000 shares in exchange for warrants for a total consideration of $496,000 (see Note 11).
•	5,000,000 shares with fair value of $66,500 in connection with the acquisition of Net D’s assets (see Note 5).
•	44,189,102 common shares were issued for the conversion of debt, accrued interest and associated fees of $121,958.

As of January 31, 2017, and 2016, 2,357,089,633 and 261,863,258 shares of common stock were issued and outstanding, respectively.

Warrants and Options

Warrants

As of January 31, 2017, and 2016, there are no warrants outstanding.

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner.

During year ended January 31, 2017, the Company entered into three separate agreements with consultants to provide the Company with consulting services in exchange for options of 17,000,000, 5,000,000 and 17,000,000 with an exercise price of $0, respectively. The options can be exercised by the holder any time prior to June 30, August 31, and September 30, 2016. These options were tainted as a result of the convertible notes with variable conversion rates (see Note 7) and were accounted for as derivative instruments at the time of issuance. The fair value of the derivatives related to the options amounting to $177,000 was recorded as stock compensation expense during the year ended January 31, 2017, with a corresponding credit to derivative liability (see Note 11).

On October 21, 2015, the Company entered into two separate agreements with consultants to provide the Company with consulting services in exchange for common shares of 20,000,000 and 7,000,000, respectively. In November 2015, the Company amended these two agreements. As a result of the amendment, the Company issued 27,000,000 stock options with an exercise price of $0.005 per share instead of the common shares. The options can be exercised by the holder any time prior to December 1, 2016. These options were tainted as a result of the convertible notes with variable conversion rates (see Note 9) and were accounted for as derivative instruments at the time of issuance. The fair value of the options amounting to $340,200 was recorded as stock compensation expense during the year ended January 31, 2016, with a corresponding credit to derivative liability (see Note 11).

During the year ended January 31, 2017, 41,000,000 options were exercise and the corresponding derivative liability at the date of exercise of $159,000 was credited to additional paid in capital.

During the year ended January 31, 2017, 25,000,000 options were forfeited, as a result, the company recorded gain on change in fair value of derivative of $81,472.

The following table summarizes information relating to outstanding and exercisable stock options as of January 31, 2017:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, January 31, 2015	9,100,000	$0.10
Granted	27,000,000	$0.005
Exercised	-	$-
Forfeited/canceled	-	$-
Outstanding, January 31, 2016	36,100,000	$0.03

Granted	39,000,000	$-
Exercised	(41,000,000)	$(0.0009)
Forfeited/canceled	(25,000,000)	$-
Outstanding, January 1, 2017	9,100,000	$0.10

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	2.75	$0.10	9,100,000	$0.10

The options have no intrinsic value at January 31, 2017.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12- month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively. For the year ended January 31, 2017, the Company recognized stock based compensation of $361,000 under these awards, with a corresponding credit to additional paid in capital.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Rent

The lease is related to Webrunner business and on October 30, 2016, the Company entered into the sale of Webrunner business (See Note 6).

Rent expense from discontinued operations for the years ended January 31, 2017 and 2016 was $112,229 and $77,633, respectively.

Licensing Agreement / Deposit

On June 11, 2014, we entered into a license and subscription agreement with Cloud Medical Doctor Software Corporation formerly National Scientific Corporation (NSCT) which changed it’s name to Cipher Loc Corporation and ticker symbol to (CLOK) ("Cloud") for $1,125,000. The agreement grants to us a non-exclusive encryption license agreement which entitles us to utilize Cloud's encryption software solution within the Customer's business. We purchased a 48 months encryption licensing agreement to incorporate into our existing web based software. The licensing agreement will protect members of our platform from hackers and other privacy intrusion vehicles. CipherLoc has various features that will further protect our members and end users of our web developed platform. As of January 31, 2016, the software has not been delivered to the Company and as such the cash paid for the encryption licensing agreement of $1,125,000 has been accounted as a deposit. During the year ended January 31, 2016, the Company wrote off 50% of the deposit amounting to $562,500 to impairment expense and during the year ended January 31, 2017, the Company wrote off the rest of 50% of the deposit amounting to $562,500 to impairment expense.

Contingency

StoneRidge

Gawk contracted Stoneridge Capital, LLC. (“Stoneridge”) for Finance and Business Development services within the entertainment and technology sector that applies to Company’s business model. Subsequent to signing these agreements Gawk pivoted the company’s focus from the streaming media market to the telecommunications sector at which point Stoneridge’s services were no longer needed nor had any services to that point been received by the Company. Pursuant to the agreement, Gawk agreed to pay Stoneridge $750,000 but feel this amount is not owing. As of January 31, 2017 and 2016, $750,000 and $250,000 was recorded in accounts payable, respectively.

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

On May 25, 2016, the Company reached a settlement with Windstream for $20,000, which the Company paid during the year ended January 31, 2017.

Tarpon Bay Partners LLC

On May 26, 2016, Tarpon Bay Partners, LLC (“Tarpon Bay”) initiated action against the Company in New York State Supreme Court, case #652178/2016. The company and Tarpon Bay Partners, LLC reached a settlement on December 29, 2016 and the Company paid $50,000 in accordance with the settlement agreement.

John Boritz

On or about November 11, 2016 a verified complaint was filed in the Circuit Court for Howard County, Maryland being case number C-16-107586-DT against the Company by an investor known as John Boritz. The Company intends to fervently defend the foregoing action.

NOTE 15 – INCOME TAXES

The benefit for income taxes from continued operations for the years ended January 31, 2017 and 2016 consist of the following:

	Year Ended
	January 31,
	2017	2016
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$871,182	$531,744
State	230,607	140,756
	1,101,789	672,500
Valuation allowance	(1,101,789)	(672,500)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	January 31,
	2017	2016

Statutory federal income tax rate	(34% )	(34% )
State income taxes and other	9%	9%
Change in valuation allowance	34%	34%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	January 31,
	2017	2016

Net operating loss carryforward	$4,517,999	$3,416,210
Valuation allowance	(4,517,999)	(3,416,210)
Deferred income tax asset	$-	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The Company has a net operating loss carryforward of approximately $10,507,000 available to offset future taxable income through 2035. For income tax reporting purposes, the Company’s aggregate unused net operating losses are subject to limitations of Section 382 of the Internal Revenue Code, as amended. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The consolidation of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

For the years ended January 31, 2017 and 2016, the difference between the amounts of income tax expense or benefit that would result from applying the statutory rates to pretax income to the reported income tax expense of $0 is the result of the net operating loss carryforward and the related valuation allowance.

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

Tax returns for the years ended 2011 through 2017, are subject to examination.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the years ended January 31, 2017 and 2016, the CEO advanced the Company cash of $200, and $0, respectively.

During the years ended January 31, 2017, the Company paid a total of $218,500 consulting fees to Scrip2Screen, an entity owned by Scott Kettle.

On January 31, 2017, the Company issued 2 Series C Preferred shares with a fair value of $2,000,000 as settlement of amounts due to the CEO and CFO totaling $435,200. As a result, the Company recorded a loss on settlement of liabilities of $1,564,800. The Company leases executive housing for the CFO and rent expense of $44,000 was also settled by the issuance of this preferred stock.

On December 21, 2015, the Company issued 25,000,000 Series B Preferred shares with a fair value of $415,625 and 3 Series C Preferred shares with a fair value of $3,000,000 as settlement of amounts due to the CEO totaling $438,854. As a result, the Company recorded a loss on settlement of liabilities of $2,976,771.

As of January 31, 2017, and 2016, the amount owed to the CEO and CFO was $0 and $0, respectively.

As of January 31, 2017, and 2016, the Company has outstanding notes payable to Net D totaling to $773,599 and $1,257,250, respectively, in connection with the Company’s acquisition of Connexum and certain assets of Net D (see Note 8). The sole owner of Net D is a director the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the year ended January 31, 2017 and 2016, the Company incurred total fees in connection with such services of $63,334 and $133,436, respectively. As of January 31, 2017, and 2016, the Company has an outstanding payable to Net D of $235,917 and $27,942, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to January 31, 2017 through September 28, 2017, the Company had the following transactions:

•	Issued an aggregate of 3,985,956,874 common shares were issued for the conversion of debt, accrued interest and associated fees of $214,708.
•	The Company assigned 11 notes with principal amounts and accrued interest totaling to $301,324 to one lender which resulted to the payment of settlement premiums amounting to $90,397.
•	On March 30, 2017, the Company entered into a Settlement Agreement with the former directors and officers of Webrunners.
•	On February 27, 2017, the Company entered into an equity financing agreement. The Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of Shares having an aggregate Purchase Price of $7,000,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of January 31, 2017, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of our company's management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of January 31, 2017, management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

Management has identified the following material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•	Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of three (3) members and may be expanded to as many as seven members under our company’s Articles of Incorporation and By-Laws.

•	Lack of segregation of duties and adequate documentation of our internal controls.

•	The inability of our company to prepare and file its financial statements timely due to its limited financial and personnel resources.

•	Lack of multiple levels of review in our company’s financial reporting process.

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

This annual report does not include a standard internal control report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to current rules of the SEC that permit our company, as a smaller reporting company, to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Scott Kettle	Chief Executive Officer, President, Chief Information Officer, Chairman and Director	49	July 31, 2013

Chris Hall	Chief Financial Officer and Director	60	May 13, 2014

Michael Selsman	Secretary and Director	80	May 13, 2014

Vincent Cuzzo	Director	59	July 5, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Scott Kettle – Chief Executive Officer, Chief Information Officer, Chairman, President and Director

Mr. Kettle, is the founder of a series of successful family-owned and operated public companies in the telephony and telecommunications industry in the wake of the government-mandated break-up of AT&T’s monopoly some 25 years ago. Beginning with Thrifty-Tel (TTEL) in partnership with his father William Kettle, a steeply discounted provider of long-distance telephone service and pioneer of Flat Rate Communications, Kettle moved on to the wholesale sector serving as CIO for Five Star Telecom from 1994 to 1999. In 1998, Mr. Kettle founded and served as President and CEO of Tele Com Specialists, Inc. a software company. Kettle moved into the emerging DSL area, founding SpeeDsl, Inc.

Mr. Kettle’s extensive public company experience and more than twenty-five years of executive management give him the qualifications and skills to serve as a senior executive for the Gawk team

Chris Hall – Chief Financial Officer and Director

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

Michael Selsman – Secretary and Director

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

Vincent Cuzzo –Director

Mr. Cuzzo founded the CLP Group, LLC in 1997. He is a Certified Public Accountant by trade and has worked in both the public and private sector. Prior to starting the Company, Mr. Cuzzo was a Chief Financial Officer for a publicly traded equipment leasing company during which time he was a member of the Accounting Standards Board of Directors for the Computer Dealers and Lessors' Association (CDLA). His private industry experience also includes senior management positions in the Media, Graphic Arts and Telecommunications industries.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To date, our former and current executive officers, directors and persons who own more than 10% of a registered class of our equity securities have not met the filing requirements applicable to them. Our current management and directors need to file Form 3 and /or Form 5 for the issuance of common shares.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have two officer’s and four directors and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Scott Kettle President, CEO, Treasurer and Director	2017 2016	121,000 121,859	150,000 150,000	Nil 35,100	Nil Nil	Nil Nil	Nil Nil	Nil Nil	271,000 306,959

Chris Hall CFO and Director	2017 2016	14,000 Nil	150,000 Nil	Nil 35,100	Nil Nil	Nil Nil	Nil Nil	Nil Nil	164,000 35,100

Michael Selsman Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil 35,100	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 35,100

Grants of Plan-Based Awards

During the fiscal year ended January 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended January 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock or through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to our company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during our company’s last completed fiscal year for any service provided except as follows:

On August 20, 2013 our company entered into an employment agreement with Scott Kettle the Chief Executive Officer and Christopher G. Hall. The Fixed Annual Compensation. Our company shall pay to Employee salary ("Fixed Annual Compensation") at the rate of $360,000 per annum beginning on December 21, 2016; at the rate of $420,000 per annum beginning on December 21, 2017; and at the rate of $480,000 per annum beginning on December 21, 2018. Fixed Annual Compensation is payable to the Employee in accordance with our company’s usual salary practices, but in no event less than once monthly.

The Agreement allows for Bonus of the highest bonus incentive program (hereafter “BIP”) set up by the Board. While the specific structure and trigger mechanisms for the BIP are at the sole discretion of the Board, the BIP shall afford Employee the opportunity to earn a minimum of $150,000 per year in cash bonuses through the Employee’s accomplishment of specific pre-identified reasonable milestones in the development of our company’s business, or by exceeding the approved business plan revenue and income levels. Any payments under the BIP shall be paid annually to Employee and shall be paid no later than the end of the first quarter following our company’s fiscal year-end. In addition to the BIP, Employee shall also be entitled to such additional bonus, if any, as may be granted by the Board (with Employee abstaining from any vote thereon) or compensation or similar committee thereof in the Board's (or such committee's) sole discretion based upon employee's performance of his Services under this Agreement.

Additional Compensation. The Employee shall be entitled to receive an annual bonus no less than Two Percent (2%) of Adjusted Gross Sales. For the purpose of this Agreement, Adjusted “Adjusted Gross Sales” shall mean Gross Sales minus all fixed costs. Further, the Employee shall be entitled to receive such additional bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of our company (or any authorized committee thereof) in its discretion, but no less than once every quarter.

Asset Sale or Merger. In the event of a sale of all of the assets or a merger in which our company is not the surviving entity and in which our company is valued at $50,000,000 or more, Employee will be entitled to the greater of 5 of the gross proceeds of the value of the transaction or $2,500,000 in cash to be paid upon the transaction’s closing.

The Agreement allows for standard vacation, health, participation in employee benefit plan among other things.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 20, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Scott Kettle c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock Series A Preferred Stock(2) Series B Preferred Stock(3) Series C Preferred Stock(4)	83,000,000 500 25,000,000 4	1.309% 50% 36.66% 25%

Chris Hall c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock Series A Preferred Stock(2) Series B Preferred Stock(3) Series C Preferred Stock(4)	8,000,000 500 25,000,000 4	0.126% 50% 36.66% 25%

Michael Selsman c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock	3,000,000	0.047%

Vincent Cuzzo c/o Gawk 5300 Melrose Avenue, Suite 42 Los Angeles, CA 90038	Common Stock Series A Preferred Stock(2) Series B Preferred Stock(3) Series C Preferred Stock(4)	- - - -	- - - -

Directors and Executive Officers as a Group		94,000,000 Common 1,000 Series A Preferred Stock 25,000,000 Series B Preferred Stock 8 Series C Preferred Stock	1.482% 100% 45.118% 43.750%

7TCNW General Partnership 26475 Rancho Parkway South Lake Forest CA 92630	Series B Preferred Stock(3)	5,000,000	7.333%

Doyle Knudson 8923 N. Martingale Rd Paradise Valley AZ 85253-2052	Series C Preferred Stock(4)	7	43.750%

________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 20, 2017. As of October 20, 2017 there were 6,342,546,507 shares of our company’s common stock issued and outstanding.

(2)	As at October 20, 2017 there were 1,000 shares of Series A Preferred stock issued and outstanding.

(3)	As at October 20, 2017 there were 68,187,500 shares of Series B Preferred stock issued and outstanding.

(4)	As at October 20, 2017 there were 16 shares of Series C Preferred stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, Scott Kettle, Chris Hall, Michael Selsman and Vincent Cuzzo.

We have determined that Vincent Cuzzo is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of Vincent Cuzzo and Scott Kettle who also serve on the board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2017 and for fiscal year ended January 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2017	January 31, 2016
Audit Fees	$39,000	$36,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$39,000	$36,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GAWK INCORPORATED
(Registrant)

Dated: October 23, 2017	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: October 23, 2017	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 23, 2017	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: October 23, 2017	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 23, 2017	/s/ Michael Selsman
Michael Selsman
Secretary and Director

Dated: October 23, 2017	/s/ Vincent Cuzzo
Vincent Cuzzo
Director

