Form 10-K/A
period 2017-01-31
Gawk Inc.
filed 2017-10-24
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, as filed with the Securities and Exchange Commission on October 23, 2017 (the “Form 10-K”), solely for the purpose of filing the Report of Independent Public Accounting Firm, which was omitted by error in the original filing. Item 8. Financial Statements and Supplementary Data has been updated to include the report of MaloneBailey, LLP.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date. Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

GAWK INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gawk Inc.

We have audited the accompanying consolidated balance sheets of Gawk Inc. and its subsidiaries (collectively, the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gawk Inc. and its subsidiaries as of January 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 23, 2017

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
32.2**	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101***	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith

*** Previously filed on Form 10-K on October 23, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GAWK INCORPORATED
(Registrant)

Dated: October 24, 2017	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: October 24, 2017	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 24, 2017	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: October 24, 2017	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 24, 2017	/s/ Michael Selsman
Michael Selsman
Secretary and Director

Dated: October 24, 2017	/s/ Vincent Cuzzo
Vincent Cuzzo
Director

