Form 10-Q
period 2017-04-30
Gawk Inc.
filed 2018-02-02
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-55499

GAWK INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	33-1220317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 Melrose Avenue, Suite 42, Los Angeles, CA	90038
(Address of principal executive offices)	(Zip Code)

(632) 893-8909

(Registrant’s telephone number, including area code)

__________________________________________________________

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

6,342,546,507 common shares issued and outstanding as of February 1, 2018.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$38,106	$133,249
Accounts receivable, net	138,412	232,305
Marketable securities - available for sale	74,400	102,300
Prepaid and other current assets	55,328	54,028
Total Current Assets	306,246	521,882

Intangible assets and proprietary technology, net of accumulated amortization of $806,751 and $656,244	999,324	1,149,831
Goodwill	1,416,851	1,416,851
TOTAL ASSETS	$2,722,421	$3,088,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,905,185	$1,953,401
Note payable, net of unamortized discounts of $104,829 and $1,546	323,765	98,930
Current portion of notes payable -related party	614,085	614,085
Current portion of convertible notes payable, net of unamortized discounts of $544,037 and $598,790	2,064,460	2,061,952
Investor payable - common shares	658,000	658,000
Due to related parties	271,887	305,458
Derivative liabilities	1,428,011	2,088,684
Total Current Liabilities	7,265,393	7,780,510
Long-Term Liabilities
Notes payables -related party, less current portion	63,805	159,514
TOTAL LIABILITIES	7,329,198	7,940,024

Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 16 shares issued and outstanding	16,000,000	16,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 21 shares issued and outstanding	2,100,000	2,100,000
	18,100,000	18,100,000

Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 shares issued and outstanding	68,188	68,188
Common stock, $0.001 par value, 14,900,000,000 shares authorized; 6,342,546,507 and 2,357,089,633 shares issued and outstanding, respectively	6,343,046	2,357,089
Additional paid-in capital	1,091,741	984,577
Common stock issued at discount to par value	(3,244,638)	-
Accumulated deficit	(26,965,115)	(26,361,315)
Total Stockholders' Deficit	(22,706,777)	(22,951,460)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,722,421	$3,088,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	April 30,
	2017	2016

Revenue	$1,367,724	$1,374,961

Operating expenses
Cost of revenue	972,025	1,055,033
General and administration	714,114	469,451
Legal settlement	25,000	-
Depreciation and amortization	150,507	186,621
Total operating expenses	1,861,646	1,711,105

Net loss from operations	(493,922)	(336,144)

Other income (expense)
Other income	5,783	5,608
Interest expense, net	(567,158)	(431,320)
Unrealized gain (loss) on marketable securities	(27,900)	17,700
Change in fair value of derivative liabilities	416,784	(54,890)
Gain on settlement of debt	62,613	-
Total other expense	(109,878)	(462,902)

Loss from continuing operations	(603,800)	(799,046)

Loss from discontinued operations	-	(14,767)
Net loss	$(603,800)	$(813,813)

Basic and diluted loss per common share from continued operation	$(0.00)	$(0.00)
Basic and diluted loss per common share from discontinued operation	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,256,370,359	298,186,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(603,800)	$(813,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	107,164	-
Amortization of debt discount and deferred financing fees	420,784	271,349
Unrealized loss (gain) on marketable securities	27,900	(17,700)
Amortization expense of intangible assets	150,507	186,621
Depreciation expense from discontinued operations	-	14,748
Amortization expense from discontinued operations	-	29,922
Gain on settlement of liabilities	(62,613)	-
Change in fair value of derivative liabilities	(416,784)	54,890
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	93,893	(74,816)
Prepaid expenses and other assets	(1,300)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	50,581	112,355
Due to related parties	(33,571)	136,497
Net Cash Used In Operating Activities	(267,239)	(99,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	327,901	-
Payment of notes payable	(120,033)	-
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	60,000	245,116
Payment of convertible notes payable	(63)	(33,333)
Payment of notes payable - related party	(95,709)	(101,111)
Proceeds from issuance of Series B Preferred stock	-	20,000
Net Cash Provided By Financing Activities	172,096	130,672

Net increase (decrease) in cash and cash equivalents	(95,143)	30,725
Cash and cash equivalents, beginning of period	133,249	64,944
Cash and cash equivalents, end of period	$38,106	$95,669

Supplemental cash flow information
Cash paid for interest	$72,178	$100,834
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Issuance of common stock for conversion of debt and accrued interest	$742,319	$535,442
Debt discount from derivative liability	$343,063	$324,995
Accrued interest added to principal	$-	$1,159
Series C Preferred shares issued to settle preferred share payable	$-	$13,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS

Gawk Incorporated (“we”, “our”, the “Company”) was incorporated in the state of Nevada on January 6, 2011 with principal business address at 5300 Melrose Avenue, Suite 42, Los Angeles, CA. The Company offers a suite of cloud communications, cloud connectivity, cloud computing, and managed cloud-based applications solutions to small, medium, and large businesses; and offers domestic and international voice services to communications carriers worldwide. It offers a suite of advanced data center and cloud-based services managed network services that converge voice and data applications.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a deficiency in equity of $22,706,777, a working capital deficit of $6,959,147, and an accumulated deficit of $26,965,115.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2017 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on October 24, 2017.

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

The following table summarizes fair value measurements by level at April 30, 2017 and January 31, 2017 for assets measured at fair value on a recurring basis:

Carrying Value at April 30, 2017

April 30, 2017	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	$74,400	$-	$-	$74,400
Total assets	74,400	-	-	74,400

Derivative liabilities	-	-	1,428,011	1,428,011
Total liabilities	$-	$-	$1,428,011	$1,428,011

Carrying Value at January 31, 2017

January 31, 2017	Level 1	Level 2	Level 3	Total

Marketable securities- available for sale	$102,300	$-	$-	$102,300
Total assets	102,300	-	-	102,300

Derivative liabilities	-	-	2,088,684	2,088,684
Total liabilities	$-	$-	$2,088,684	$2,088,684

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, ASU 2015-14 was issued which delayed the effective date for public entities to reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this new standard.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We continue to evaluate the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for Company’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected will a valuation provision. The amendments will be effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements

NOTE 4 – DISCONTINUED OPERATIONS

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

The following table shows the results of operations of Webrunner for the three months ended April 30, 2017 and 2016 which are included in the loss from discontinued operations:

	April 30,
	2017	2016
Revenue	$-	$85,692

Operating expenses
General and administration	-	(55,789)
Depreciation and amortization	-	(44,670)
Loss from discontinued operations	$-	$(14,767)

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable and notes payable - related party outstanding as of April 30, 2017 and January 31, 2017:

Notes Payable

	April 30,	January 31,
	2017	2017
Dated – October 30, 2014	$10,000	$10,000
Dated – August 4, 2016	25,000	25,000
Dated – September 30, 2016	-	65,476
Dated - March 10, 2017	246,645	-
Dated – April 11, 2017	146,949	-
Total notes payable	$428,594	$100,476
Less: debt discount and deferred financing fees	(104,829)	(1,546)
	323,765	98,930
Less: current portion of notes payable	323,765	98,930
Long-term notes payable	-	-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $16,965 and $0 for the three months ended April 30, 2017 and 2016, respectively. The total borrowings and principal repayment on note payable during the three months ended April 30, 2017 was $327,901 and $120,033, respectively.

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

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. and received cash of $125,000. The note includes an original issue discount and financing fee of $2,950 and the Company received cash of $122,050. The Company is required to make weekly principal and interest payments of $4,560 for a period of 34 weeks through May 30, 2017. During the three months ended April 30, 2017, the Company repaid $65,476 fully.

Dated – March 10, 2017

The Company entered into the revenue based factoring agreement with PIRS Capital, LLC. The principal amount of note is $291,900 and the note includes an original issue discount and financing fee of $86,499 and the Company received cash of $205,401. The Company is required to make weekly principal and interest payments of $5,657 for a period of 51 weeks through February 23, 2018.

Dated – April 11, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $156,250 and the note includes an original issue discount and financing fee of $33,750 and the Company received cash of $122,500. The Company is required to make weekly principal and interest payments of $4,560 for a period of 34 weeks through December 5, 2017.

Notes Payable - related party

	April 30,	January 31,
	2017	2017
Dated – April 23, 2015	$231,250	$231,250
Dated - December 21, 2016	446,640	542,349
Total notes payable	677,890	773,599
Less: current portion of notes payable	614,085	614,085
Long-term notes payable	$63,805	$159,514

The total borrowings and principal repayment on related party note payable during the three months ended April 30, 2017 and 2016 was $95,709 and $101,111, respectively

Dated - April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $0 during the three months ended April 30, 2017.

Dated – December 21, 2016

On December 21, 2016, the Company entered into the new agreement which the company issued a note payable of $574,252 for payment of the Note dated January 18, 2016. The Note bears interest rate of $7.29% for 1st 12 months and then 3.25% for 13 through 18 months. The Company is required to make monthly principal and interest payments of $226,985 for a period of 18 months through June 20, 2018. The Company paid principal and interest payments of $95,709 for the three months ended April 30, 2017.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of April 30, 2017 and January 31, 2017:

	April 30,	January 31,
	2017	2017
Promissory Note - Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes – Issued in fiscal year 2016, with variable conversion features.	40,378	83,951
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	524,945	876,791
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	343,174	-
Total convertible notes payable	2,608,497	2,660,742
Less: debt discount and deferred financing fees	(544,037)	(598,790)
	2,064,460	2,061,952
Less: current portion of convertible notes payable	2,064,460	2,061,952
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $403,817 and $271,349 for the three months ended April 30, 2017 and 2016, respectively.

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

The Company initially recorded a discount on the convertible note due to a beneficial conversion feature of $358,200 and fully amortized for the year ended January 31, 2016. Due to the variable conversion rates in the other convertible notes (see below), the $1,700,000 balance of the note became tainted and the embedded fixed conversion option was bifurcated and accounted for as a derivative liability.

Promissory Notes - Issued in fiscal year 2016

During the year ended January 31, 2016, the Company issued a total of $449,666 of promissory notes with the following terms:

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

Promissory Notes - Issued in fiscal year 2017

During the year ended January 31, 2017, the Company issued a total of $1,266,417 of promissory notes with the following terms:

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

Promissory Notes - Issued in fiscal year 2018

During the three months ended April 30, 2017, the Company issued a total of $349,063 of promissory notes with the following terms:

•	Terms 9 months
•	Annual interest rates 10%
•	Convertible at the option of the holders either at issuance.
•	Conversion prices are typically based on the 40% discount lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 125% to 140% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $6,000 and the Company received cash of $60,000 and replaced old notes and accrued interest of $283,063.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the three months ended April 30, 2017 amounted to $935,978. $343,063 of the value assigned to the derivative liability was recognized as a debt discount to the notes, $160,000 was recognized as a “day 1” derivative loss and $60,161 was recognized as gain on settlement of debt and $493,076 offset the fair value of the derivative liability that related to the notes that were replaced by the new notes.

Conversion

During the three months ended April 30, 2017, the Company converted notes with principal amounts of $200,566 and accrued interest of $13,962 into 3,985,956,874 shares of common stock. The corresponding derivative liability at the date of conversion of $526,791 was credited to common stock issued at a discount.

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

The following table summarizes the detail of assigned sixteen (16) notes;

	Assigned	Principal	Accrued	Prepayment
	Notes	amount	interest	penalties
Tranches in effect as of January 31, 2017	5	$147,741	$12,992	$66,412
Tranches in effect during the three months ended April 30, 2017	9	200,680	17,061	65,322

Tranches in not effect as of April 30, 2017
Tranches in effect as of May 12, 2017	2	75,757	7,827	25,075
Total	16	$424,178	$37,880	$156,809

As a result of replacement of notes during the three months ended April 30, 2017, the Company recognized gain on settlement of debt of $62,613.

NOTE 7 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of April 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the April 30, 2017 and January 31, 2017:

	Three Months Ended	Year Ended
	April 30, 2017	January 31, 2017
Expected term	0.13 - 0.88 years	0 - 1.50 years
Expected average volatility	299% - 483%	120% - 716%
Expected dividend yield	-	-
Risk-free interest rate	0.51% - 0.99%	0.18% - 0.84%

At April 30, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

April 30, 2017	Level 1	Level 2	Level 3	Total
Promissory Note – Issued August 22, 2014	$-	$-	$1,700	$1,700
Promissory Notes – Issued in fiscal year 2016	-	-	80,755	80,755
Promissory Notes – Issued in fiscal year 2017	-	-	830,094	830,094
Promissory Notes – Issued in fiscal year 2018	-	-	515,462	515,462
Total liabilities	$-	$-	$1,428,011	$1,428,011

The following table summarizes the changes in the derivative liabilities during the three months ended April 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2017	$2,088,684
Addition of new derivatives recognized as debt discounts	343,063
Addition of new derivatives recognized as loss on derivatives	160,000
Derivatives settled upon conversion of debt and exercise of warrants	(526,791)
Gain on debt extinguishment	(60,161)
Gain on change in fair value of the derivative	(576,784)
Balance - April 30, 2017	$1,428,011

The net gain (loss) on derivatives during the three months ended April 30, 2017 and 2016 was $416,784 and ($54,890), respectively.

NOTE 8 – EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the three months ended April 30, 2017.

As of April 30, 2017 and January 31, 2017, 1,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock

There were no issuances of the Series B Preferred Stock during the three months ended April 30, 2017.

As of April 30, 2017 and January 31, 2017, 68,178,500 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the three months ended April 30, 2017.

As of April 30, 2017 and January 31, 2017, 16 shares of Series C Preferred Stock were issued and outstanding, respectively.

The Company determined the Series C Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet, as of April 30, 2017 and January 31, 2017.

Series D Convertible Preferred Stock

There were no issuances of the Series D Preferred Stock during the three months ended April 30, 2017.

As of April 30, 2017 and January 31, 2017, 21 shares of Series D Preferred Stock were issued and outstanding, respectively.

The Company determined the Series D Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet, as of April 30, 2017 and January 31, 2017.

Common stock

The Company is authorized to issue 14,900,000,000 shares of common stock at a par value of $0.001.

During the three months ended April 30, 2017, the Company issued common shares, as follows:

•	3,985,956,874 common shares were issued for the conversion of debt and accrued interest of $214,528.

As of April 30, 2017, and January 31, 2017, 6,343,046,507 and 2,357,089,633 shares of common stock were issued and outstanding, respectively.

Warrants and Options

Warrants

As of April 30, 2017, and January 31, 2017, there are no warrants outstanding.

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner.

The following table summarizes information relating to outstanding and exercisable stock options as of April 30, 2017:

		Options Outstanding
			Weighted Average
		Shares	Exercise Price
1/31/2017	Outstanding, January 1, 2017	9,100,000	$0.10
	Granted	344,000	-
	Exercised	-	-
	Forfeited/canceled	-	-
4/30/2017	Outstanding, January 1, 2017	9,444,000	$0.10

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	2.50	$0.10	9,100,000	$0.10
9,100,000	2.50	$0.10	9,100,000	$0.10

The options have no intrinsic value at April 30, 2017.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12- month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively. For the three months ended April 30, 2017 and 2016, the Company recognized stock based compensation of $107,164 and $0 under these awards, with a corresponding credit to additional paid in capital.

NOTE 9 – CONTINGENCIES

The Company is a party to various legal claims which have arisen in the normal course of business, none of which are expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2017, the Company paid a total of $72,200 consulting fees to the company’s officers.

As of April 30, 2017, and January 31, 2017, the amount owed to the company’s officers was $46,000 and $0, respectively.

As of April 30, 2017, and January 31, 2017, the Company has outstanding notes payable to Net D totaling to $677,890 and $773,599, respectively, in connection with the Company’s acquisition of Connexum and certain assets of Net D (see Note 5). The sole owner of Net D is a director the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the three months ended April 30, 2017, the Company incurred total fees in connection with such services of $65,529. As of April 30, 2017, and January 31, 2017, the Company has an outstanding payable to Net D of $225,887 and $305,458, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations

Three Months Ended April 30, 2017, Compared to Three Months Ended April 30, 2016

Revenue

	For the Three Months Ended
	April 30,
	2017	2016	Change	%

Revenue	$1,367,724	$1,374,961	$(7,237)	(1%	)

The decrease in revenue by 1% during 2017, is primarily related to the discontinued operations of our legacy business unit that we sold on October 31, 2016.

Operating Expenses

	For the Three Months Ended
	April 30,
	2017	2016	Change	%
Cost of revenue	$972,025	$1,055,033	$(83,008)	(8%	)
General and administration	714,114	469,451	244,663	52%
Legal settlement	25,000	-	25,000	-
Depreciation and amortization	150,507	186,621	(36,114)	(19%	)
Total operating expenses	$1,861,646	$1,711,105	$150,541	9%

General and administrative expenses increased by $244,663 or 52% for the three months ended April 30, 2017, from $469,451 for the three months ended April 30, 2016. The increase in general and administrative expenses is primarily related increased staffing costs.

Legal settlement of $25,000 was related to the Tarpon Bay settlement agreement.

Depreciation and amortization expenses were $150,507 from $186,621 for the three months ended April 30, 2017 and 2016, respectively. Depreciation and amortization expenses decreased in 2017, due to the sale of Webrunner and impairment of customer list in Net D.

Net loss

For the three months ended April 30, 2017, the Company had a net loss of $603,800, as compared to a net loss for the three months ended April 30, 2016 of $813,813.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of April 30, 2017 and January 31, 2017.

	April 30,	January 31,
	2017	2017	Change	%
Current Assets	$306,246	$521,882	$(215,636)	(41%)
Current Liabilities	7,265,393	7,780,510	(515,117)	(7%)
Working Capital Deficiency	$6,959,147	$7,258,628	$(299,481)	(4%)

The following table presents selected financial information on our cash flows as of and for the three months ended April 30, 2017 and 2016.

	For the Three Months Ended
	2017	2016	Change
Cash Flows used in Operating Activities	$267,239	$99,947	$167,292
Cash Flows provided by (used in) Investing Activities	-	-	-
Cash Flows provided by Financing Activities	172,096	130,672	41,424
Net Increase (Decrease) in Cash During the Period	$(95,143)	$30,725	$(125,868)

As of April 30, 2017 and January 31, 2017 our cash was $38,106 and $133,249, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of April 30, 2017, we experienced an increase in working capital of $299,481 or 4%, as compared to January 31, 2017. The increase in working capital during April 30, 2017 was primarily from reduced derivative liabilities. Current assets decreased primarily due to reduced cash, accounts receivable and marketable securities as of April 30, 2017. The decrease in current liabilities by $515,117 was primarily due to a reduced derivative liability.

Cash flows from operating activities. The increase in cash flows used in operating activities was primarily attributable to non-cash adjustments, primarily from a change in derivative liability.

Cash flows from financing activities. Cash provided by financing activities were $172,096 and $130,672 for the three months ended April 30, 2017 and 2016, respectively. We received cash from convertible notes of $60,000, note payable of $327,901, and repaid notes payable of $120,033, notes payable – related party of $95,079 and convertible notes of $63 for the three months ended April 30, 2017.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements, for the year ended January 31, 2017, contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at April 30, 2017 of $ 26,965,115 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of April 30, 2017. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our company's material weaknesses in financial reporting were:

a.	Lack of an independent board of directors, including an independent financial expert; and

b.	Lack of segregation of duties and adequate documentation of our internal controls.

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

None.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAWK INCORPORATED
(Registrant)

Dated: February 2, 2018	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: February 2, 2018	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

