Form 10-Q
period 2017-07-31
Gawk Inc.
filed 2018-03-14
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

______________________________________________________________

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

6,342,546,507 common shares issued and outstanding as of March 1, 2018.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$118,843	$133,249
Accounts receivable, net	218,940	232,305
Marketable securities - available for sale	70,500	102,300
Prepaid and other current assets	46,828	54,028
Total Current Assets	455,111	521,882

Intangible assets and proprietary technology, net of accumulated amortization of $957,257 and $656,244	848,817	1,149,831
Goodwill	1,416,851	1,416,851
TOTAL ASSETS	$2,720,779	$3,088,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,213,849	$1,953,401
Note payable, net of unamortized discounts of $177,116 and $1,546	500,529	98,930
Current portion of notes payable -related party	582,182	614,085
Current portion of convertible notes payable, net of unamortized discounts of $nil and $598,790	3,014,327	2,061,952
Investor payable - common shares	658,000	658,000
Due to related parties	341,428	305,458
Derivative liabilities	1,912,495	2,088,684
Total Current Liabilities	9,222,810	7,780,510
Long-Term Liabilities
Notes payables -related party, less current portion	-	159,514
TOTAL LIABILITIES	9,222,810	7,940,024

Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 16 shares issued and outstanding	16,000,000	16,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 21 shares issued and outstanding	2,100,000	2,100,000
	18,100,000	18,100,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 shares issued and outstanding	68,188	68,188
Common stock, $0.001 par value, 14,900,000,000 shares authorized; 6,342,546,507 and 2,357,089,633 shares issued and outstanding, respectively	6,343,046	2,357,089
Additional paid-in capital	1,160,177	984,577
Common stock issued at discount to par value	(3,244,638)	-
Accumulated deficit	(28,928,805)	(26,361,315)
Total Stockholders’ Deficit	(24,602,031)	(22,951,460)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,720,779	$3,088,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenue	$1,446,365	$1,244,366	$2,814,089	$2,619,327

Operating expenses
Cost of revenue	1,167,082	933,830	2,139,107	1,988,863
General and administration	602,678	756,428	1,316,792	1,225,879
Legal settlement	-	-	25,000	-
Depreciation and amortization	150,507	186,623	301,014	373,244
Total operating expenses	1,920,267	1,876,881	3,781,913	3,587,986

Net loss from operations	(473,902)	(632,515)	(967,824)	(968,659)

Other income (expense)
Other income	5,029	4,678	10,812	10,286
Interest expense, net	(1,224,312)	(473,413)	(1,791,470)	(904,733)
Unrealized gain on marketable securities	(3,900)	(300)	(31,800)	17,700
Change in fair value of derivative liabilities	(450,139)	(46,739)	(33,355)	(101,629)
Gain on sale of assets	73,728	-	73,728	-
Loss on settlement of debt	109,806	-	172,419	-
Total other expense	(1,489,788)	(515,774)	(1,599,666)	(978,376)

Loss from continuing operations	(1,963,690)	(1,148,289)	(2,567,490)	(1,947,035)

Gain (loss) from discontinued operations, net of tax benefits
Loss from discontinued operations	-	(9,608)	-	(24,375)
Total gain (loss) from discontinued operations	-	(9,608)	-	(24,375)

Net loss	(1,963,690)	(1,157,897)	$(2,567,490)	$(1,971,410)

Basic and diluted loss per common share from continued operation	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted loss per common share from discontinued operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	6,343,046,507	388,995,621	5,317,001,329	344,531,928

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,567,490)	$(1,971,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock options issued for services	-	177,000
Stock-based compensation	174,000	61,157
Amortization of debt discount and deferred financing fees	1,171,084	566,618
Unrealized gain on marketable securities	31,800	(17,400)
Amortization expense of intangible assets	301,014	373,244
Depreciation expense from discontinued operations	-	29,496
Amortization expense from discontinued operations	-	59,843
Gain on settlement of liabilities	(172,419)	-
Default penalty	333,829	-
Change in fair value of derivative liabilities	33,355	101,629
Gain on sale of intangible asset	(73,728)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	13,365	(48,572)
Prepaid expenses and other assets	7,200	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	395,139	188,238
Due to related parties	35,970	200,782
Other current liabilities	-	1,300
Net Cash Used In Operating Activities	(316,881)	(278,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of XTELUS, net of cash acquired	-	397
Sales of intangible assets	73,728	-
Net Cash Provided by (Used in) Investing Activities	73,728	397

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	665,109	-
Payment of notes payable	(338,982)	-
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	92,500	557,579
Payment of convertible notes payable	(63)	(33,333)
Proceeds from notes payable - related party	-	25,000
Payment of notes payable - related party	(191,417)	(301,278)
Contribution	1,600	-
Proceeds from issuance of Series B Preferred stock	-	20,000
Net Cash Provided By Financing Activities	228,747	267,968

Net decrease in cash and cash equivalents	(14,406)	(10,010)
Cash and cash equivalents, beginning of period	133,249	64,944
Cash and cash equivalents, end of period	$118,843	$54,934

Supplemental cash flow information
Cash paid for interest	$72,178	$183,923
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Acquisition of XTELUS through issuance of Series D Preferers shares	$-	$100,000
Series B Preferred shares issued to settle preferred share payable	$-	$13,438
Issuance of common stock for conversion of debt and accrued interest	$741,319	$1,026,198
Common stock issued for exercise of options and warrants	$-	$24,000
Debt discount from derivative liability	$484,222	$672,772
Accrued interest added to principal	$-	$1,159
Convertible note issued for prepayment penalty	$-	$31,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a deficiency in equity of $24,602,031, a working capital deficit of $8,767,699, and an accumulated deficit of $28,928,805.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2017 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on October 24, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The following table summarizes fair value measurements by level at July 31, 2017 and January 31, 2017 for assets measured at fair value on a recurring basis:

Carrying Value at July 31, 2017

July 31, 2017	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	$70,500	$-	$-	$70,500

Derivative liabilities	-	-	$1,912,495	$1,912,495

Carrying Value at January 31, 2017

January 31, 2017	Level 1	Level 2	Level 3	Total

Marketable securities- available for sale	$102,300	$-	$-	$102,300

Derivative liabilities	$-	$-	$2,088,684	$2,088,684

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

The following table shows the results of operations of Webrunner for the six months ended July 31, 2017 and 2016 which are included in the loss from discontinued operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenue	$-	$75,063	$-	$160,755

Operating expenses
General and administration	-	(40,001)	-	(95,790)
Depreciation and amortization	-	(44,670)	-	(89,340)
Loss from discontinued operations	$-	$(9,608)	$-	$(24,375)

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable and notes payable – related party outstanding as of July 31, 2017 and January 31, 2017:

Notes Payable

	July 31,	January 31,
	2017	2017
Dated – October 30, 2014	$10,000	$10,000
Dated – August 4, 2016	25,000	25,000
Dated – September 30, 2016	-	65,476
Dated – March 10, 2017	173,104	-
Dated – April 11, 2017	86,495	-
Dated – May 16, 2017	98,136	-
Dated – May 30, 2017	73,714	-
Dated – July 10, 2017	45,600	-
Dated – July 21, 2017	165,596	-
Total notes payable	$677,645	$100,476
Less: debt discount and deferred financing fees	(177,116)	(1,546)
	500,529	98,930
Less: current portion of notes payable	500,529	98,930
Long-term notes payable	-	-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $75,472 and $0 for the six months ended July 31, 2017 and 2016, respectively. The total borrowings and principal repayment on note payable during the six months ended July 31, 2017 was $665,109 and $338,982, respectively.

Dated – October 30, 2014

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

Dated – May 16, 2017

The Company entered into the agreement with Arcarius LLC. The principal amount of note is $136,000 and the note includes an original issue discount and financing fee of $38,495 and the Company received cash of $97,505. The Company is required to make daily principal and interest payments of $773 for a period of 176 days.

Dated – May 30, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $108,000 and the note includes an original issue discount and financing fee of $29,600 and the Company received cash of $78,400. The Company is required to make weekly principal and interest payments of $4,286 for a period of 26 weeks through December 30, 2017.

Dated – July 10, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $54,000 and the note includes an original issue discount and financing fee of $14,800 and the Company received cash of $39,200. The Company is required to make daily principal and interest payments of $600 for a period of 90 days.

Dated – July 21, 2017

The Company entered into the revenue based factoring agreement with PIRS Capital, LLC. The principal amount of note is $170,000 and the note includes an original issue discount and financing fee of $47,899 and the Company received cash of $122,101. The Company is required to make weekly principal and interest payments of $4,404 for a period of 39 weeks through April 20, 2018.

Notes Payable – related party

	July 31,	January 31,
	2017	2017
Dated – April 23, 2015	$231,250	$231,250
Dated – December 21, 2016	350,932	542,349
Total notes payable	582,182	773,599
Less: current portion of notes payable	582,182	614,085
Long-term notes payable	$-	$159,514

The total borrowings and principal repayment on related party note payable during the six months ended July 31, 2017 and 2016 was $191,417 and $301,278, respectively

Dated – April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $0 during the six months ended July 31, 2017.

Dated – December 21, 2016

On December 21, 2016, the Company entered into the new agreement which the company issued a note payable of $574,252 for payment of the Note dated January 18, 2016. The Note bears interest rate of $7.29% for 1st 12 months and then 3.25% for 13 through 18 months. The Company is required to make monthly principal and interest payments of $226,985 for a period of 18 months through June 20, 2018. The Company paid principal and interest payments of $191,417 for the six months ended July 31, 2017.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of July 31, 2017 and January 31, 2017:

	July 31,	January 31,
	2017	2017
Promissory Note – Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes – Issued in fiscal year 2016, with variable conversion features.	-	83,951
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	588,728	876,791
Promissory notes – Issued in fiscal year 2018, with variable conversion features.	725,599	-
Total convertible notes payable	3,014,327	2,660,742
Less: debt discount and deferred financing fees	-	(598,790)
	3,014,327	2,061,952
Less: current portion of convertible notes payable	3,014,327	2,061,952
Long-term convertible notes payable	$-	$-

Notes in Default

Certain convertible notes held by the company are in default. During the three month period ended July 31, 2017, the Company did not maintain the covenant requiring the Company to be current with all financial filings. As a result of the breach, the convertible debentures are due on demand. No demand for payment has been made as at July 31, 2017. The terms of default for notes are as follows:

•	Default interest rates ranging from 20% to 24%

•	The Conversion Price discount for certain notes shall be permanently increased by 10%

•	The Company shall pay an amount equal to the greater of

•	(i) 150% times the sum of the outstanding principal amount of certain Notes plus accrued and unpaid interest on the unpaid principal amount of this Notes to the date of payment (the “Mandatory Prepayment Date”) plus Default Interest.

•	(ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date, multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date

During the three and six month periods ended July 31, 2017, the Company recorded default penalty interest of $333,829 (2016: $nil).

The unamortized debt discount has been accelerated and recognized in the consolidated statement of operations and loss. The Company recognized amortization expense related to the debt discount and deferred financing fees of $1,078,112 and $566,618 for the six months ended July 31, 2017 and 2016, respectively.

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
•

Conversion prices are typically based on the discounted (50% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be the lower of $0.01 or the discounted trading price

Certain notes allow the Company to redeem the notes at rates ranging from 118% to 148% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $24,166. During the year ended January 31, 2016, the Company also recognized deferred financing fees totaling $55,142

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

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

Promissory Notes - Issued in fiscal year 2018

During the six months ended July 31, 2017, the Company issued a total of $496,822 of promissory notes with the following terms:

•	Terms 9 months
•	Annual interest rates 10%
•	Convertible at the option of the holders either at issuance.
•	Conversion prices are typically based on the discounted (40% to 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 120% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $12,600 and the Company received cash of $92,500 and replaced old notes and accrued interest of $283,063.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the six months ended July 31, 2017 amounted to $1,156,832. $484,222 of the value assigned to the derivative liability was recognized as a debt discount to the notes, $194,994 was recognized as a “day 1” derivative loss and $166,975 was recognized as gain on settlement of debt and $644,591 offset the fair value of the derivative liability that related to the notes that were replaced by the new notes.

Conversion

During the six months ended July 31, 2017, the Company converted notes with principal amounts of $200,566 and accrued interest of $13,962 into 3,985,956,874 shares of common stock. The corresponding derivative liability at the date of conversion of $526,791 was credited to common stock issued at a discount.

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

As a result of replacement of notes during the six months ended July 31, 2017, the Company recognized gain on settlement of debt of $166,975.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of July 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the July 31, 2017 and January 31, 2017:

	Six Months Ended	Year Ended
	July 31, 2017	January 31, 2017
Expected term	0.01 - 0.88 years	0 - 1.50 years
Expected average volatility	294% - 483%	120% - 716%
Expected dividend yield	-	-
Risk-free interest rate	0.51% - 1.13%	0.18% - 0.84%

At July 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

July 31, 2017	Level 1	Level 2	Level 3	Total
Promissory Note – Issued August 22, 2014	$-	$-	$1,700	$1,700
Promissory Notes – Issued in fiscal year 2016	-	-	-	-
Promissory Notes – Issued in fiscal year 2017	-	-	898,684	898,684
Promissory Notes – Issued in fiscal year 2018	-	-	1,012,111	1,012,111
Total liabilities	$-	$-	$1,912,495	$1,912,495

The following table summarizes the changes in the derivative liabilities during the six months ended July 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2017	$2,088,684

Addition of new derivatives recognized as debt discounts	484,222
Addition of new derivatives recognized as loss on derivatives	194,994
Derivatives settled upon conversion of debt and exercise of warrants	(526,791)
Gain on debt extinguishment	(166,975)
Gain on change in fair value of the derivative	(161,639)
Balance - July 31, 2017	$1,912,495

The following table summarizes the loss on derivative liability included in the income statement for the six months ended July 31, 2017 and 2016, respectively.

	Six Months Ended
	July 31,
	2017	2016
Day one loss due to derivative liabilities on convertible notes	$194,994	$632,279
Gain on change in fair value of the derivative liabilities	(161,639)	(530,650)
Loss on change in the fair value of derivative liabilities	$33,355	$101,629

NOTE 8 – EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the six months ended July 31, 2017.

As of July 31, 2017 and January 31, 2017, 1,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock

There were no issuances of the Series B Preferred Stock during the six months ended July 31, 2017.

As of July 31, 2017 and January 31, 2017, 68,178,500 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the six months ended July 31, 2017.

As of July 31, 2017 and January 31, 2017, 16 shares of Series C Preferred Stock were issued and outstanding, respectively.

The Company determined the Series C Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet, as of July 31, 2017 and January 31, 2017.

Series D Convertible Preferred Stock

There were no issuances of the Series D Preferred Stock during the six months ended July 31, 2017.

As of July 31, 2017 and January 31, 2017, 21 shares of Series D Preferred Stock were issued and outstanding, respectively.

The Company determined the Series D Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet, as of July 31, 2017 and January 31, 2017.

Common stock

The Company is authorized to issue 14,900,000,000 shares of common stock at a par value of $0.001.

During the six months ended July 31, 2017, the Company issued common shares, as follows:

•	3,985,956,874 common shares were issued for the conversion of debt and accrued interest of $214,528.

As of July 31, 2017, and January 31, 2017, 6,343,046,507 and 2,357,089,633 shares of common stock were issued and outstanding, respectively.

Warrants and Options

Warrants

As of July 31, 2017, and January 31, 2017, there are no warrants outstanding.

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner.

The following table summarizes information relating to outstanding and exercisable stock options as of July 31, 2017:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, January 31, 2017	9,100,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, July 31, 2017	9,100,000	$0.10

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
9,100,000	2.25	$0.10	9,100,000	$0.10

The options have no intrinsic value at July 31, 2017.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12- month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively. For the six months ended July 31, 2017 and 2016, the Company recognized stock based compensation of $174,000 and $61,157 under these awards, with a corresponding credit to additional paid in capital.

NOTE 9 – CONTINGENCIES

The Company is a party to various legal claims which have arisen in the normal course of business, none of which are expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2017, the Company paid a total of $137,700 consulting fees to the company’s officers.

As of July 31, 2017, and January 31, 2017, the amount owed to the company’s officers was $92,500 and $0, respectively.

As of July 31, 2017, and January 31, 2017, the Company has outstanding notes payable to Net D totaling to $582,182 and $773,599, respectively, in connection with the Company’s acquisition of Connexum and certain assets of Net D (see Note 5). The sole owner of Net D is a director the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the six months ended July 31, 2017, the Company incurred total fees in connection with such services of $164,093. As of July 31, 2017, and January 31, 2017, the Company has an outstanding payable to Net D of $248,928 and $305,458, respectively.

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

Results of Operations

Three Months Ended July 31, 2017, Compared to Three Months Ended July 31, 2016

Revenue

	For the Three Months Ended July 31,
	2017	2016	Change	%
Revenue	$1,446,365	$1,244,366	$201,999	16%

The increase in revenue by 16% during 2017, is primarily related to the acquisition of Xtelus and organic sales growth.

Operating Expenses

	For the Three Months Ended
	2017	2016	Change	%
Cost of revenue	$1,167,082	$933,830	$233,252	25%
General and administration	602,678	756,428	(153,750)	(20%)
Depreciation and amortization	150,507	186,623	(36,116)	(19%)
Total operating expenses	$1,920,267	$1,876,881	$43,386	2%

Cost of revenue increased by $232,252 or 25% for the three months ended July 31, 2017, from $933,830 for the three months ended July 31, 2016. The increase in cost of revenue is primarily due to the increase in gross revenue.

General and administrative expenses decreased by $153,750 or 20% for the three months ended July 31, 2017, from $756,428 for the three months ended July 31, 2016. The decrease in general and administrative expenses is primarily related staff reduction associated with the completion of new product software development.

Depreciation and amortization expenses were $150,507 from $186,621 for the three months ended July 31, 2017 and 2016, respectively. Depreciation and amortization expenses decreased in 2017, due to the sale of Webrunner and impairment of customer list in Net D.

Net loss

For the three months ended July 31, 2017, the Company had a net loss of $2,013,217, as compared to a net loss for the three months ended July 31, 2016 of $1,157,897. The increase in net loss is primarily due to increase in interest expense and loss of change in fair value of derivative liabilities.

Six Months Ended July 31, 2017, Compared to Six Months Ended July 31, 2016

Revenue

	For the Six Months Ended
	July 31,
	2017	2016	Change	%
Revenue	$2,814,089	$2,619,327	$194,762	7%

The increase in revenue by 7% during 2017, is primarily related to an additional weekly billing cycle in the quarter.

Operating Expenses

	For the Six Months Ended
	July 31,
	2017	2016	Change	%
Cost of revenue	$2,139,107	$1,988,863	$150,244	8%
General and administration	1,316,792	1,225,879	90,913	7%
Legal settlement	25,000	-	25,000	-
Depreciation and amortization	301,014	373,244	(72,230)	(19%)
Total operating expenses	$3,781,913	$3,587,986	$193,927	5%

Cost of revenue increased by $150,244 or 8% for the six months ended July 31, 2017, from $1,988,863 for the six months ended July 31, 2016. The increase in cost of revenue is primarily due to an additional weekly billing cycle in the quarter.

General and administrative expenses increased by $90,913 or 7% for the six months ended July 31, 2017, from $1,225,879 for the six months ended July 31, 2016. The increase in general and administrative expenses is primarily related increased staffing costs associated with new product development.

Legal settlement of $25,000 was related to the Tarpon Bay settlement agreement.

Depreciation and amortization expenses were $301,014 from $373,244 for the six months ended July 31, 2017 and 2016, respectively. Depreciation and amortization expenses decreased in 2017, due to the sale of Webrunner and impairment of customer list in Net D.

Net loss

For the six months ended July 31, 2017, the Company had a net loss of $2,617,017, as compared to a net loss for the six months ended July 31, 2016 of $1,971,410. The increase in net loss is primarily due to increase in interest expense.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of July 31, 2017 and January 31, 2017.

	July 31,	January 31,
	2017	2017	Change	%
Current Assets	$455,111	$521,882	$(66,771)	(13%)
Current Liabilities	9,222,810	7,780,510	1,442,300	19%
Working Deficiency	$8,767,699	$7,258,628	$1,509,071	21%

The following table presents selected financial information on our cash flows as of and for the six months ended July 31, 2017 and 2016.

	For the Six Months Ended
	2017	2016	Change
Cash Flows used in Operating Activities	$316,881	$278,375	$38,506
Cash Flows provided by Investing Activities	73,728	397	73,331
Cash Flows from Financing Activities	228,747	267,968	(39,221)
Net Decrease in Cash During the Period	$(14,406)	$(10,010)	$(4,396)

As of July 31, 2017 and January 31, 2017 our cash was $118,843 and $133,249, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of July 31, 2017, we experienced an increase in working capital deficiency of $1,509,071 or 21%, as compared to January 31, 2017. The increase in working capital deficiency during July 31, 2017 was primarily from increased in convertible notes, notes payable and accounts payable and accrued liabilities. Current assets decreased primarily due to reduced cash, accounts receivable and marketable securities as of July 31, 2017. The increase in current liabilities by $1,442,300 was primarily due to an increase in convertible notes, notes payable and accounts payable and accrued liabilities.

Cash flows used in operating activities. The increase in cash flows used in operating activities was primarily attributable to non-cash adjustments, primarily from an amortization of debt discount, change in derivative liability and default penalty.

Cash flows from investing activities. Cash provided by investing activities were $73,728 from sales of intangible assets for the six months ended July 31, 2017. Cash provided by investing activities were $397 from an acquisition of XTELUS for the six months ended July 31, 2016.

Cash flows from financing activities. Cash provided by financing activities were $234,404 and $267,968 for the six months ended July 31, 2017 and 2016, respectively. We received cash from convertible notes of $92,500, note payable of $665,109, contribution of $1,600, and repaid notes payable of $333,325, notes payable – related party of $191,417 and convertible notes of $63 for the six months ended July 31, 2017. We received cash from convertible notes of $557,579, note payable - related party of $25,000 and issuance of Series B Preferred stock of $20,000 and repaid notes payable of $301,275 and convertible note of $33,333 for the six months ended July 31, 2016.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements, for the year ended January 31, 2017, contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at July 31, 2017 of $28,928,805 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Revenue Recognition

The Company pursues opportunities to realize revenues from consulting services. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, ”Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 ”Derivatives and Hedging,” since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of July 31, 2017. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our company’s material weaknesses in financial reporting were:

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

GAWK INCORPORATED
(Registrant)

Dated: March 13, 2018	/s/ Scott Kettle
Scott Kettle
Chief Executive Officer, President, Chief Information Officer and Director
(Principal Executive Officer)

Dated: March 13, 2018	/s/ Chris Hall
Chris Hall
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

