Form 10-Q
period 2017-10-31
Gawk Inc.
filed 2018-03-14
CIK 1546392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

___________________________________________________________

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

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GAWK INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$61,302	$133,249
Accounts receivable, net	225,919	232,305
Marketable securities - available for sale	48,000	102,300
Prepaid and other current assets	46,828	54,028
Total Current Assets	382,049	521,882

Intangible assets and proprietary technology, net of accumulated amortization of $1,107,765 and $656,244	698,310	1,149,831
Goodwill	1,416,851	1,416,851
TOTAL ASSETS	$2,497,210	$3,088,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,462,302	$1,953,401
Note payable, net of unamortized discounts of $206,059 and $1,546	549,499	98,930
Current portion of notes payable -related party	577,182	614,085
Current portion of convertible notes payable, net of unamortized discounts of $nil and $598,790	3,089,377	2,061,952
Investor payable - common shares	658,000	658,000
Due to related parties	369,323	305,458
Derivative liabilities	2,716,691	2,088,684
Total Current Liabilities	10,422,374	7,780,510
Long-Term Liabilities
Notes payables -related party, less current portion	-	159,514
TOTAL LIABILITIES	10,422,374	7,940,024

Series C Convertible Preferred stock, $0.001 par value, 100 shares designated; 16 shares issued and outstanding	16,000,000	16,000,000
Series D Convertible Preferred stock, $0.001 par value, 1,000 shares designated; 21 shares issued and outstanding	2,100,000	2,100,000
	18,100,000	18,100,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares
Series A Preferred stock, $0.001 par value, 1,000 shares designated; 1,000 shares issued and outstanding	1	1
Series B Convertible Preferred stock, $0.001 par value, 95,000,000 shares designated; 68,187,500 shares issued and outstanding	68,188	68,188
Common stock, $0.001 par value, 14,900,000,000 shares authorized; 6,342,546,507 and 2,357,089,633 shares issued and outstanding, respectively	6,343,046	2,357,089
Additional paid-in capital	1,160,177	984,577
Common stock issued at discount to par value	(3,244,638)	-
Accumulated deficit	(30,351,938)	(26,361,315)
Total Stockholders’ Deficit	(26,025,164)	(22,951,460)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,497,210	$3,088,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue	$1,341,548	$1,747,891	$4,155,637	$4,367,218

Operating expenses
Cost of revenue	1,034,311	1,221,442	3,173,418	3,210,305
General and administration	506,270	691,818	1,823,062	1,917,697
Accounts payable forgiven	-	(250,000)	-	(250,000)
Legal settlement	-	-	25,000	-
Depreciation and amortization	150,507	186,622	451,521	559,866
Total operating expenses	1,691,088	1,849,882	5,473,001	5,437,868

Net loss from operations	(349,540)	(101,991)	(1,317,364)	(1,070,650)

Other income (expense)
Other income	4,825	6,372	15,637	16,658
Interest expense, net	(303,722)	(365,940)	(2,095,192)	(1,270,673)
Unrealized gain (loss) on marketable securities	(22,500)	67,200	(54,300)	84,600
Change in fair value of derivative liabilities	(752,196)	(149,358)	(785,551)	(250,987)
Gain on sale of assets	-	-	73,728	-
Gain on settlement of debt	-	9,277	172,419	9,277
Total other expense	(1,073,593)	(432,449)	(2,673,259)	(1,411,125)

Loss from continuing operations	(1,423,133)	(534,440)	(3,990,623)	(2,481,775)

Gain (loss) from discontinued operations, net of tax benefits
Gain from discontinued operations	-	(33,759)	-	(58,134)
Total gain (loss) from discontinued operations	-	(33,759)	-	(58,134)

Net loss	(1,423,133)	(568,199)	$(3,990,623)	$(2,539,909)

Basic and diluted loss per common share from continued operation	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted loss per common share from discontinued operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	6,343,046,507	648,943,956	5,662,774,796	446,743,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,990,623)	$(2,539,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock options issued for services	-	177,000
Stock-based compensation	174,000	221,913
Amortization of debt discount and deferred financing fees	1,361,108	835,664
Unrealized gain on marketable securities	54,300	(84,600)
Amortization expense of intangible assets	451,521	559,866
Depreciation expense from discontinued operations	-	44,244
Amortization expense from discontinued operations	-	89,766
Accounts payable forgiven	-	(250,000)
Gain on settlement of liabilities	(172,419)	(9,277)
Default penalty	348,879	-
Change in fair value of derivative liabilities	785,551	250,987
Gain on sale of intangible asset	(73,728)	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	6,386	(170,800)
Prepaid expenses and other assets	7,200	(2,565)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	643,592	402,215
Due to related parties	63,865	260,931
Other current liabilities	-	3,962
Net Cash Used In Operating Activities	(340,368)	(210,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of XTELUS, net of cash acquired	-	397
Sales of intangible assets	73,728	-
Net Cash Provided by Investing Activities	73,728	397

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,064,514	147,050
Payment of notes payable	(819,441)	(11,161)
Proceeds from convertible notes, net of original issue discounts and deferred financing fees	144,500	691,733
Payment of convertible notes payable	(63)	(33,333)
Proceeds from notes payable - related party	-	25,000
Payment of notes payable - related party	(196,417)	(505,444)
Contribution	1,600	-
Proceeds from issuance of Series B Preferred stock	-	20,000
Net Cash Provided By Financing Activities	194,693	333,845

Effect of exchange rate changes	-	-

Net increase (decrease) in cash and cash equivalents	(71,947)	123,639
Cash and cash equivalents, beginning of period	133,249	64,944
Cash and cash equivalents, end of period	$61,302	$188,583

Supplemental cash flow information
Cash paid for interest	$118,685	$242,902
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Acquisition of XTELUS through issuance of Series D Preferers shares	$-	$100,000
Series B Preferred shares issued to settle preferred share payable	$-	$13,438
Issuance of common stock for conversion of debt and accrued interest	$741,319	$1,515,482
Common stock issued in exchange for warrants	$-	$41,000
Debt discount from derivative liability	$536,222	$848,172
Accrued interest added to principal	$-	$1,159
Convertible note issued for prepayment penalty	$-	$31,438
Replacement of note payable to Convertible note	$-	$75,000
Reclassification of assets as held for sale	$-	$289,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GAWK INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a deficiency in equity of $26,025,164, a working capital deficit of $10,040,325, and an accumulated deficit of $30,351,938.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended January 31, 2017 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission on October 24, 2017.

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

The following table summarizes fair value measurements by level at October 31, 2017 and January 31, 2017 for assets measured at fair value on a recurring basis:

Carrying Value at October 31, 2017

October 31, 2017	Level 1	Level 2	Level 3	Total
Marketable securities- available for sale	$48,000	$-	$-	$48,000

Derivative liabilities	$-	$-	$2,716,691	$2,716,691

Carrying Value at January 31, 2017

January 31, 2017	Level 1	Level 2	Level 3	Total

Marketable securities- available for sale	$102,300	$-	$-	$102,300

Derivative liabilities	$-	$-	$2,088,684	$2,088,684

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

The following table shows the results of operations of Webrunner for the nine months ended October 31, 2017 and 2016 which are included in the loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenue	$-	$63,825	$-	$224,580

Operating expenses
General and administration	-	(52,914)	-	(148,704)
Depreciation and amortization	-	(44,670)	-	(134,010)
Loss from discontinued operations	$-	$(33,759)	$-	$(58,134)

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable and notes payable – related party outstanding as of October 31, 2017 and January 31, 2017:

Notes Payable

	October 31,	January 31,
	2017	2017
Dated – October 30, 2014	$10,000	$10,000
Dated – August 4, 2016	25,000	25,000
Dated – September 30, 2016	-	65,476
Dated – March 10, 2017	99,561	-
Dated – April 11, 2017	-	-
Dated – May 16, 2017	48,681	-
Dated – May 30, 2017	-	-
Dated – July 10, 2017	-	-
Dated – July 21, 2017	108,342	-
Dated – September 14, 2017	128,187	-
Dated – October 2, 2017	197,554	-
Dated – October 23, 2017	138,233	-
Total notes payable	$755,558	$100,476
Less: debt discount and deferred financing fees	(206,059)	(1,546)
	549,499	98,930
Less: current portion of notes payable	549,499	98,930
Long-term notes payable	-	-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $205,497 and $0 for the nine months ended October 31, 2017 and 2016, respectively. The total borrowings on note payable during the nine months ended October 31, 2017 and 2016 was $1,064,514 and $147,050, respectively. The total principal repayment on note payable during the nine months ended October 31, 2017 and 2016 was $819,441 and $11,161, respectively.

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

Dated – April 11, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $156,250 and the note includes an original issue discount and financing fee of $33,750 and the Company received cash of $122,500. The Company is required to make weekly principal and interest payments of $4,560 for a period of 34 weeks through December 5, 2017. On October 2, 2017, the Company fully repaid the outstanding balance of $39,993.

Dated – May 16, 2017

The Company entered into the agreement with Arcarius LLC. The principal amount of note is $136,000 and the note includes an original issue discount and financing fee of $38,495 and the Company received cash of $97,505. The Company is required to make daily principal and interest payments of $773 for a period of 176 days.

Dated – May 30, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $108,000 and the note includes an original issue discount and financing fee of $29,600 and the Company received cash of $78,400. The Company is required to make weekly principal and interest payments of $4,286 for a period of 26 weeks through December 30, 2017. On October 2, 2017, the Company fully repaid the outstanding balance of $35,142.

Dated – July 10, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $54,000 and the note includes an original issue discount and financing fee of $14,800 and the Company received cash of $39,200. The Company is required to make daily principal and interest payments of $600 for a period of 90 days. On October 2, 2017, the Company fully repaid the outstanding balance of $18,600.

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

Dated – September 14, 2017

The Company entered into the agreement with Richmond Capital Group. The principal amount of note is $174,875 and the note includes an original issue discount and financing fee of $54,873 and the Company received cash of $120,002. The Company is required to make daily principal and interest payments of $1,459 for a period of 120 days.

Dated – October 2, 2017

The Company entered into the revenue based factoring agreement with Powerup Lending Group, Ltd. The principal amount of note is $240,500 and the note includes an original issue discount and financing fee of $59,200 and the Company received cash of $181,300. The Company is required to make principal and interest payments of $6,135 twice a week.

Dated – October 23, 2017

The Company entered into the agreement with Prosperitas Capital, LLC. The principal amount of note is $143,000 and the note includes an original issue discount and financing fee of $44,895 and the Company received cash of $98,105. The Company is required to make daily principal and interest payments of $1,589 for a period of 90 days.

Notes Payable – related party

	October 31,	January 31,
	2017	2017
Dated – April 23, 2015	$226,250	$231,250
Dated - December 21, 2016	350,932	542,349
Total notes payable	577,182	773,599
Less: current portion of notes payable	577,182	614,085
Long-term notes payable	$-	$159,514

The total borrowings and principal repayment on related party note payable during the nine months ended October 31, 2017 and 2016 was $196,417 and $505,444, respectively

Dated – April 23, 2015

On May 1, 2015, in connection with the acquisition of the assets of Net D Consulting, Inc. (“Net D”), the Company issued a $350,000 note which bears no interest and matures on October 7, 2016. The Company made repayments on the note of $5,000 during the nine months ended October 31, 2017.

Dated – December 21, 2016

On December 21, 2016, the Company entered into the new agreement which the company issued a note payable of $574,252 for payment of the Note dated January 18, 2016. The Note bears interest rate of $7.29% for 1st 12 months and then 3.25% for 13 through 18 months. The Company is required to make monthly principal and interest payments of $226,985 for a period of 18 months through June 20, 2018. The Company paid principal and interest payments of $191,417 for the nine months ended October 31, 2017.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of October 31, 2017 and January 31, 2017:

	October 31,	January 31,
	2017	2017
Promissory Note - Issued August 22, 2014, with a fixed conversion price of $0.10 per common share or 17,000,000 shares of common stock.	$1,700,000	$1,700,000
Promissory notes – Issued in fiscal year 2016, with variable conversion features.	-	83,951
Promissory notes – Issued in fiscal year 2017, with variable conversion features.	588,728	876,791
Promissory notes – Issued in fiscal year 2018, with variable conversion features.	800,649	-
Total convertible notes payable	3,089,377	2,660,742
Less: debt discount and deferred financing fees	-	(598,790)
	3,089,377	2,061,952
Less: current portion of convertible notes payable	3,089,377	2,061,952
Long-term convertible notes payable	$-	$-

Notes in Default

Certain convertible notes held by the company are in default. During the three month period ended July 31, 2017, the Company did not maintain the covenant requiring the Company to be current with all financial filings. As a result of the breach, the convertible debentures are due on demand. No demand for payment has been made as at October 31, 2017. The terms of default for notes are as follows:

•	Default interest rates ranging from 20% to 24%
•	The Conversion Price discount for certain notes shall be permanently increased by 10%
•	The Company shall pay an amount equal to the greater of

o

(i) 150% times the sum of the outstanding principal amount of certain Notes plus accrued and unpaid interest on the unpaid principal amount of this Notes to the date of payment (the “Mandatory Prepayment Date”) plus Default Interest.

o

(ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date, multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date

During the three and nine months ended October 31, 2017, the Company recorded default penalty interest of $15,050 and $348,879 (2016: $nil).

The unamortized debt discount has been accelerated and recognized in the consolidated statement of operations and loss. The Company recognized amortization expense related to the debt discount and deferred financing fees of $1,155,612 and $835,664 for the nine months ended October 31, 2017 and 2016, respectively.

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

Promissory Notes - Issued in fiscal year 2018

During the nine months ended October 31, 2017, the Company issued a total of $556,822 of promissory notes with the following terms:

•	Terms ranging from 9 months to 12 months
•	Annual interest rates ranging from 10% to 12%
•	Convertible at the option of the holders either at issuance.
•	Conversion prices are typically based on the discounted (40% to 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 120% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $20,600 and the Company received cash of $144,500 and replaced old notes and accrued interest of $283,063.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible during the nine months ended October 31, 2017 amounted to $1,254,497. $536,222 of the value assigned to the derivative liability was recognized as a debt discount to the notes, $240,659 was recognized as a “day 1” derivative loss and $166,975 was recognized as gain on settlement of debt and $644,591 offset the fair value of the derivative liability that related to the notes that were replaced by the new notes.

Conversion

During the nine months ended October 31, 2017, the Company converted notes with principal amounts of $200,566 and accrued interest of $13,962 into 3,985,956,874 shares of common stock. The corresponding derivative liability at the date of conversion of $526,791 was credited to common stock issued at a discount.

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

As a result of replacement of notes during the nine months ended October 31, 2017, the Company recognized gain on settlement of debt of $166,975.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of October 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the October 31, 2017 and January 31, 2017:

	Nine Months Ended	Year Ended
	October 31, 2017	January 31, 2017
Expected term	0.01 - 0.88 years	0 - 1.50 years
Expected average volatility	0% - 483%	120% - 716%
Expected dividend yield	-	-
Risk-free interest rate	0.51% - 1.45%	0.18% - 0.84%

At October 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

October 31, 2017	Level 1	Level 2	Level 3	Total
Promissory Note – Issued August 22, 2014	$-	$-	$1,700	$1,700
Promissory Notes – Issued in fiscal year 2017	-	-	1,570,820	1,570,820
Promissory Notes – Issued in fiscal year 2018	-	-	1,144,171	1,144,171
Total liabilities	$-	$-	$2,716,691	$2,716,691

The following table summarizes the changes in the derivative liabilities during the nine months ended October 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - January 31, 2017	$2,088,684

Addition of new derivatives recognized as debt discounts	536,222
Addition of new derivatives recognized as loss on derivatives	240,659
Derivatives settled upon conversion of debt and exercise of warrants	(526,791)
Loss on debt extinguishment	(166,975)
Loss on change in fair value of the derivative	544,892
Balance - October 31, 2017	$2,716,691

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended October 31, 2017 and 2016, respectively.

	Nine Months Ended
	October 31,
	2017	2016
Day one loss due to derivative liabilities on convertible notes	$240,659	$778,989
(Gain) loss on change in fair value of the derivative liabilities	544,892	(528,002)
Loss on change in the fair value of derivative liabilities	$785,551	$250,987

NOTE 8 – EQUITY

Preferred Stock

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the nine months ended October 31, 2017.

As of October 31, 2017 and January 31, 2017, 1,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock

There were no issuances of the Series B Preferred Stock during the nine months ended October 31, 2017.

As of October 31, 2017 and January 31, 2017, 68,178,500 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

There were no issuances of the Series C Preferred Stock during the nine months ended October 31, 2017.

As of October 31, 2017 and January 31, 2017, 16 shares of Series C Preferred Stock were issued and outstanding, respectively.

The Company determined the Series C Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet, as of October 31, 2017 and January 31, 2017.

Series D Convertible Preferred Stock

There were no issuances of the Series D Preferred Stock during the nine months ended October 31, 2017.

As of October 31, 2017 and January 31, 2017, 21 shares of Series D Preferred Stock were issued and outstanding, respectively.

The Company determined the Series D Convertible Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet, as of October 31, 2017 and January 31, 2017.

Common stock

The Company is authorized to issue 14,900,000,000 shares of common stock at a par value of $0.001.

During the nine months ended October 31, 2017, the Company issued common shares, as follows:

•	3,985,956,874 common shares were issued for the conversion of debt and accrued interest of $214,528.

As of October 31, 2017, and January 31, 2017, 6,343,046,507 and 2,357,089,633 shares of common stock were issued and outstanding, respectively.

Warrants and Options

Warrants

As of October 31, 2017, and January 31, 2017, there are no warrants outstanding.

Options

The Company has 9,100,000 options issued in connection with the acquisition of Webrunner.

The following table summarizes information relating to outstanding and exercisable stock options as of October 31, 2017:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, January 31, 2017	9,100,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, October 31, 2017	9,100,000	$0.10

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

9,100,000	2.00	$0.10	9,100,000	$0.10

The options have no intrinsic value at October 31, 2017.

Employee Incentive Bonus Plan

On June 27, 2016, the Company entered into employee agreement with two employees that contain preferred share issuance incentive bonuses based on various sales targets for XTELUS, for the 12- month period ending June 27, 2017. The first award contains cash compensation of $10,000 per month and the ability to earn 500,000 shares of Series B preferred stock if XTELUS revenue of $1,000,000 is generated within 12 months. The second award contains cash compensation of $20,000 per month, 5 shares of Series D preferred stock earned on June 27, 2017 (with 1 share earned immediately upon revenue of $100,000 being generated within first six months) and the ability to earn up to 6,500,000 shares of Series B preferred stock based upon XTELUS revenue targets up to $1,000,000 over 12 months and up to an additional 3,000,000 shares of Series B preferred stock based upon XTELUS revenue targets up between $1,000,000 and greater than $7,000,000 over 12 months. The Company assessed the probability that the revenue targets will be met and determined that the target revenue will most likely meet $1,000,000 and based on the stock awards, estimated the fair value of 6,500,000 shares of Preferred B stock at $32,500, 5 shares of Preferred D stock at $500,000 and 500,000 shares of Preferred B stock at $2,500, respectively. For the nine months ended October 31, 2017 and 2016, the Company recognized stock based compensation of $174,000 and $61,157 under these awards, with a corresponding credit to additional paid in capital.

NOTE 9 – CONTINGENCIES

The Company is a party to various legal claims which have arisen in the normal course of business, none of which are expected to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2017, the Company paid a total of $179,850 consulting fees to the company’s officers.

As of October 31, 2017, and January 31, 2017, the amount owed to the company’s officers was $179,790 and $0, respectively.

As of October 31, 2017, and January 31, 2017, the Company has outstanding notes payable to Net D totaling to $577,182 and $773,599, respectively, in connection with the Company’s acquisition of Connexum and certain assets of Net D (see Note 5). The sole owner of Net D is a director the Company. Net D also performs certain services for the Company in connection with the latter’s Carrier Services business. During the nine months ended October 31, 2017, the Company incurred total fees in connection with such services of $222,478. As of October 31, 2017, and January 31, 2017, the Company has an outstanding payable to Net D of $189,533 and $305,458, respectively.

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

Results of Operations

Three Months Ended October 31, 2017, Compared to Three Months Ended October 31, 2016

Revenue

	For the Three Months Ended
	October 31,
	2017	2016	Change	%

Revenue	$1,341,548	$1,747,891	$(406,343)	(23%)

The decrease in revenue by 23% during 2017, is primarily related to discontinued operations of the Webrunners facility.

Operating Expenses

	For the Three Months Ended
	October 31,
	2017	2016	Change	%
Cost of revenue	$1,034,311	$1,221,442	$(187,131)	(15%)
General and administration	506,270	691,818	(185,548)	(27%)
Accounts payable forgiven	-	(250,000)	250,000	(100%)
Depreciation and amortization	150,507	186,622	(36,115)	(19%)
Total operating expenses	$1,691,088	$1,849,882	$(158,794)	(9%)

Cost of revenue decreased by $187,131 or 15% for the three months ended October 31, 2017, from $1,221,442 for the three months ended October 31, 2016. The decrease in cost of revenue is primarily due to improved purchasing agreement with our vendors and the addition of new and less expensive vendors.

General and administrative expenses decreased by $185,548 or 27% for the three months ended October 31, 2017, from $691,818 for the three months ended October 31, 2016. The decrease in general and administrative expenses is primarily related staff reduction associated with the completion of new product software development.

For the three months ended October 31, 2016 the Company recognized accounts payable forgiven of $250,000, as compared to accounts payable forgiven for the three months ended October 31, 2017 of $0.

Depreciation and amortization expenses were $150,507 from $186,662 for the three months ended October 31, 2017 and 2016, respectively. Depreciation and amortization expenses decreased in 2017, due to the impairment of customer list in Net D.

Net loss

For the three months ended October 31, 2017, the Company had a net loss of $1,423,133, as compared to a net loss for the three months ended October 31, 2016 of $568,199. The increase in net loss is primarily due to increase in loss of change in fair value of derivative liabilities.

Nine Months Ended October 31, 2017, Compared to Nine Months Ended October 31, 2016

Revenue

	For the Nine Months Ended
	October 31,
	2017	2016	Change	%

Revenue	$4,155,637	$4,367,218	$(211,581)	(5%)

Operating Expenses

	For the Nine Months Ended
	October 31,
	2017	2016	Change	%
Cost of revenue	$3,173,418	$3,210,305	$(36,887)	(1%)
General and administration	1,823,062	1,917,697	(94,635)	(5%)
Accounts payable forgiven	-	(250,000)	250,000	(100%)
Legal settlement	25,000	-	25,000	-
Depreciation and amortization	451,521	559,866	(108,345)	(19%)
Total operating expenses	$5,473,001	$5,437,868	$35,133	1%

Cost of revenue decreased by $36,887 or 1% for the nine months ended October 31, 2017, from $3,210,305 for the nine months ended October 31, 2016.

General and administrative expenses decreased by $94,635 or 5% for the nine months ended October 31, 2017, from $1,917,697 for the nine months ended October 31, 2016. The decrease in general and administrative expenses is primarily related staff reduction associated with the completion of new product software development.

For the nine months ended October 31, 2016 the Company recognized accounts payable forgiven of $250,000, as compared to accounts payable forgiven for the nine months ended October 31, 2017 of $0.

Depreciation and amortization expenses were $451,521 from $559,866 for the nine months ended October 31, 2017 and 2016, respectively. Depreciation and amortization expenses decreased in 2017, due to the impairment of customer list in Net D.

Net loss

For the nine months ended October 31, 2017, the Company had a net loss of $3,990,623, as compared to a net loss for the nine months ended October 31, 2016 of $2,539,909. The increase in net loss is primarily due to increase in interest expense and loss of change in fair value of derivative liabilities.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of October 31, 2017 and January 31, 2017.

	October 31,	January 31,
	2017	2017	Change	%
Current Assets	$382,049	$521,882	$(139,833)	(27%)
Current Liabilities	10,422,374	7,780,510	2,641,864	34%
Working Deficiency	$10,040,325	$7,258,628	$2,781,697	38%

The following table presents selected financial information on our cash flows as of and for the nine months ended October 31, 2017 and 2016.

	For the Nine Months Ended
	2017	2016	Change
Cash Flows used in Operating Activities	$340,368	$210,603	$129,765
Cash Flows provided by Investing Activities	73,728	397	73,331
Cash Flows provided by Financing Activities	194,693	333,845	(139,152)
Foreign currency translation adjustment	-	-	-
Net Increase (Decrease) in Cash During the Period	$(71,947)	$123,639	$(195,586)

As of October 31, 2017 and January 31, 2017 our cash was $61,302 and $133,249, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of October 31, 2017, we experienced a decrease in working capital of $2,781,697 or 38%, as compared to January 31, 2017. The decrease in working capital during October 31, 2017 was primarily from increased in convertible notes, notes payable, derivative liabilities and accounts payable and accrued liabilities. Current assets decreased primarily due to reduced cash and marketable securities as of October 31, 2017. The increase in current liabilities by $2,641,864 was primarily due to an increase in convertible notes, notes payable, derivative liabilities and accounts payable and accrued liabilities.

Cash flows used in operating activities. The increase in cash flows used in operating activities was primarily attributable to non-cash adjustments, primarily from an amortization of debt discount, change in derivative liability and default penalty.

Cash flows from investing activities. Cash provided by investing activities were $73,728 from sales of intangible assets for the nine months ended October 31, 2017. Cash provided by investing activities were $397 from an acquisition of XTELUS for the nine months ended October 31, 2016.

Cash flows from financing activities. Cash provided by financing activities were $194,693 and $333,845 for the nine months ended October 31, 2017 and 2016, respectively. We received cash from convertible notes of $144,500, note payable of $1,064,514, contribution of $1,600, and repaid notes payable of $819,441, notes payable – related party of $196,417 and convertible notes of $63 for the nine months ended October 31, 2017. We received cash from convertible notes of $691,733, note payable of $147,050, note payable – related party of $25,000 and issuance of Series B Preferred stock of $20,000 and paid note payable of $11,161, notes payable – related party of $505,444 and convertible note of $33,333 for the nine months ended October 31, 2016.

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements.

The independent auditor’s report on our financial statements, for the year ended January 31, 2017, contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have an accumulated deficit at October 31, 2017 of $30,351,938 and need additional cash flows to maintain our operations. We depend on the continued need to raise financing to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. We expect our cash needs for the next 12 months to be $750,000 to fund our operations. The ability of the Company to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raiding debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with related parties to sustain the Company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2017. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

_________

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

